Form 10-K
period 2010-12-31
BG Medicine, Inc.
filed 2011-03-17
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33827

BG MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3506204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Lincoln Street North Waltham, Massachusetts	02451 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (781) 890-1199

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value Per Share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.         Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ [Do not check if a smaller reporting company]	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on February 28, 2011 was $86,461,259. The registrant has provided this information as of February 28, 2011 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of February 28, 2011, the registrant had 19,198,554 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	BUSINESS

Unless otherwise indicated herein, the terms “we,” “our,” “us,” or “the Company” refer to BG Medicine, Inc. and its subsidiary.

Overview

We are a life sciences company focused on the discovery, development and commercialization of novel diagnostic tests based on biomarkers for high-value market opportunities in healthcare that we identify. Our lead product, the BGM Galectin-3 test for heart failure, received clearance from the Food and Drug Administration, or FDA, in November 2010. Galectin-3 testing services are currently being offered for use by clinicians in the United States through Laboratory Corporation of America, or LabCorp. This manual version of our test obtained CE Mark in the European Union in October 2009 and we have begun limited sales and marketing activities in certain countries in Europe. We are also developing multiple product candidates for cardiovascular and other diseases. We believe that our tests will provide clinicians with improved information to better detect and characterize disease states. We believe that this information may enable physicians to achieve better patient outcomes and contain healthcare costs through, for example, earlier diagnosis, segmentation based on underlying disease processes, more accurate prognosis, more personalized treatment selection or monitoring of disease based on disease activity. We focus on blood-based tests due to the ease and low cost of access to evaluable samples for testing and the opportunity for repeat sampling to monitor changes in a patient’s medical condition. We are developing our initial product candidates to address significant unmet needs in cardiovascular disease. We intend to sell our tests, subject to regulatory clearance or approval, through various channels, including through leading diagnostic instrument manufacturers that will offer our tests as novel assays on their instruments.

Our lead product, the BGM Galectin-3 test for heart failure, is a novel assay for measuring galectin-3 levels in blood plasma or serum. Galectin-3, a member of the galectin family of proteins, is a biomarker that has been shown to play an important role in heart failure. Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, resulting in its inability to pump blood efficiently to meet the requirements of other body organs. This condition often leads to serious medical complications and is a leading cause of death. According to the American Heart Association, heart failure affects an estimated 5.8 million Americans, with an approximate 670,000 new cases occurring each year, and we believe the prevalence and incidence of heart failure are similar in Europe. In the United States alone, heart failure was expected to cost the healthcare system over an estimated $39 billion in 2010. We have measured galectin-3 in eight controlled studies involving over 5,300 patients with chronic or acute heart failure. In these studies, galectin-3 was found to be a strong independent predictor of mortality or hospitalization, the primary endpoints of the studies. We believe that the data from these studies indicate that heart failure patients with high levels of galectin-3 have a more progressive form of the disease, which we refer to as galectin-3-dependent heart failure. We believe that our galectin-3 test will provide physicians with meaningful information that may lead to more clinically- and cost-effective management of heart failure patients. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, we obtained CE Mark in the European Union for our manual galectin-3 test in ELISA microtiter format, a form of test kit, in October 2009, and have begun limited sales and marketing activities in certain countries in Europe, but, to date, we have recognized only a limited amount of product revenue.

Although our manual BGM Galectin-3 test is an important element of our commercialization strategy, we believe that automated instrument versions of our test will be required for us to achieve broad customer acceptance and clinical adoption. In furtherance of our strategy to become the leading provider of high-value diagnostic tests that can be sold through leading diagnostic instrument manufacturers for use as novel assays on their existing automated diagnostic laboratory instruments, we have entered into worldwide development and commercialization agreements with Abbott Laboratories, or Abbott, Alere Inc., or Alere, bioMérieux SA, or bioMérieux, and Siemens Healthcare Diagnostics Inc., or Siemens, for the inclusion of our galectin-3 test on a variety of automated instruments, including point-of-care instruments. Under these agreements, we have the right to enter into one additional agreement with another diagnostic laboratory instrument manufacturer for use on its instruments. We believe that, subject to completion of development of the galectin-3 test on these instruments, one or more of these laboratory instrument manufacturers will be in a position to submit a 510(k) premarket notification to the FDA by the fourth quarter of 2011 in order to obtain regulatory clearance to market automated instrument versions of our galectin-3 test in the United States. Subject to clearance from the FDA, we expect an automated instrument version of this test to be available for commercial use through one or more of these instrument manufacturers in the first half of 2012. We believe that it will take considerably less time for laboratory instrument manufacturers to develop and obtain FDA regulatory clearance for an automated version of our galectin-3 test than it took for us to develop and receive FDA regulatory clearance for the manual version of the test, since only the method for performing the test will change. The automated version of the test will be designed in the same way and be indicated for the same use as the manual test, and the manual test will serve as the predicate device for the first automated test under the FDA’s 510(k) clearance requirements.

As a result, we expect that the FDA will be able to rely on much of the data and information reviewed, and knowledge gained, during the clearance process for the manual version of our test, thereby reducing the time necessary to receive clearance for the automated version of the test. Notwithstanding these factors, the FDA may not clear the automated version of this test as and when we expect. We are also developing our galectin-3 test for a second indication as a predictor of heart failure development in patients following acute coronary syndrome, a condition which includes heart attack and a serious form of cardiac chest pain called unstable angina.

In May 2010, we entered into a license and supply agreement with LabCorp under which LabCorp began offering galectin-3 testing services to clinicians in the United States in January 2011. The galectin-3 testing services offered by LabCorp utilize the manual versions of our diagnostic test. Additionally, LabCorp has agreed to perform certain sales and marketing activities to promote galectin-3 testing which have commenced.

In addition to the two indications for our galectin-3 test, we are also developing a test that we refer to as AMIPredict, a multivariate biomarker blood-based test for atherothrombotic cardiovascular disease, commonly known as vulnerable plaque. This test is designed to identify patients with a high risk of suffering a heart attack or stroke within the following two to four years. Our development work to date suggests that AMIPredict could be an improved diagnostic test compared to conventional risk factor-based approaches for heart attack and stroke risk, such as the Framingham Risk Score in the United States and the Systematic Coronary Risk Evaluation in Europe. We have initiated the development of an automated version of this test using currently approved laboratory instrumentation and reagents that are commercially available. We are currently conducting additional studies using this automated version intended to validate our previous findings. In addition to AMIPredict, we are evaluating the results of our first studies with LipidDx, a blood-based protein assay, that we believe may aid in the management of common lipid disorders. We expect to make decisions regarding the continued development of LipidDx later this year.

Our discovery efforts are focused on leveraging our proprietary technology platform and our initiatives and collaborations to discover new diagnostic tests for clinically and commercially important diseases. In contrast to the prevailing development approach in diagnostics in which companies identify commercial market opportunities for a product following a serendipitous discovery, our platform allows us to initiate a structured process for discovering biomarkers for high-value market opportunities in healthcare that we identify in conjunction with our partners, such as third-party payors. As part of our product development process for internally discovered and licensed biomarkers, we develop and optimize our own first generation assays, conduct clinical development studies utilizing these tests and then seek regulatory clearance or approval if the clinical studies are successful. Initially we expect that most of our products will be manual in vitro diagnostic assays offered in kit form, or for the more complex assays such as multivariate index assays, subject to FDA clearance, offered as a laboratory service. However, if our products are suitable for automated instrument or point-of-care applications, we intend to seek partnerships with leading diagnostic laboratory instrument manufacturers for the development and commercialization of our products on their instruments, such as our agreements with Abbott, Alere, bioMérieux and Siemens. We believe that focusing on the development of diagnostic tests that can be sold through leading diagnostic instrument manufacturers for use as novel assays on their existing automated laboratory instruments will facilitate broader and more rapid adoption of our diagnostic tests.

As part of our strategy, we plan to continue to use the patient samples and data generated from our existing and any new collaborations and initiatives to successfully advance the development and commercialization of our products. For example, in 2006 we initiated and are leading the HRP (“high-risk plaque”) initiative for atherothrombotic cardiovascular disease, which consists of a series of pre-competitive, multi-party research and development projects with Abbott, AstraZeneca, Merck, Philips and Takeda. As part of the HRP initiative, we have conducted several studies and related activities involving approximately 7,000 Humana members enrolled in the study who provided biological specimens to which we have certain rights for our discovery and development projects that we conduct independent of this research initiative. In addition to the HRP initiative, in 2009, we entered into a five-year Cooperative Research and Development Agreement with the National Heart, Lung, and Blood Institute, part of the National Institutes of Health, or NHLBI, and Boston University to conduct certain biomarker discovery studies in the area of metabolic syndrome and atherosclerotic cardiovascular disease using samples and data from the Framingham Heart Study. We were selected for this collaboration through a peer-reviewed process by NHLBI and have certain rights to multivariate markers discovered as part of the joint research.

Our Strategy

Our objective is to become a leader in discovering, developing and commercializing novel diagnostic tests based on novel biomarkers we discover or in-license from others. We seek to provide physicians with better information for the diagnosis, prognosis, treatment and monitoring of disease, which we believe will result in improved patient outcomes and more efficient use of healthcare resources. We plan to use the patient samples and data generated from our initiatives and collaborations to discover and develop new diagnostic tests, including multivariate index assays, for commercially important diseases using our proprietary technology platform. Key elements of our strategy include to:

➢	Obtain regulatory clearance or approval for and launch our product candidates. We intend to seek FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, for all of our novel diagnostic tests, including our in vitro diagnostic multivariate index assays, or IVDMIA, tests, prior to their launch for clinical use. We believe that this strategy will significantly simplify the regulatory clearance process for our commercialization partners and pave the way for an expedited launch of each product. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. In October 2009, we obtained CE Mark for this test in the European Union and have begun limited sales and marketing activities there.

➢	Use the patient samples and data generated from partnerships with third-party payors and government programs to discover clinically-relevant biomarkers for high-value market opportunities using our proprietary technology platform. We believe that our proprietary discovery platform is disease and drug-class agnostic, allowing us to be market focused. We believe third-party payors have financial incentives to encourage the market acceptance of diagnostic tests in order to control costs and have the ability to facilitate market penetration of our product candidates. Consequently, we focus on high-value opportunities where the interests of third-party payors are aligned with those of other key stakeholders, such as patients, physicians, laboratory providers and hospitals.

➢

Partner with leading laboratory service providers to provide widespread access to our tests upon clearance or approval. We intend to partner with leading U.S. national and regional laboratory service providers for the inclusion of our diagnostic tests, upon regulatory clearance or approval, in their laboratories. This strategy provides clinicians convenient regional or national access to our tests, without the need for the local or facility laboratory to offer our assays. These laboratory service providers offer broad menus of assays and can incorporate our in vitro diagnostic products in their existing work flow. We believe this strategy will provide convenient and national access to our biomarker-based tests and help drive market penetration prior to the availability of an automated version of our tests, which may allow widespread adoption by institutional clinical laboratories. We have entered into a semi-exclusive agreement with LabCorp to include galectin-3 testing as part of the routine laboratory tests available from LabCorp and to provide galectin-3 laboratory testing services to physicians throughout the United States. The availability of galectin-3 testing services through LabCorp commenced in January 2011. LabCorp has also agreed to provide sales and marketing support to promote appropriate galectin-3 testing in heart failure, which have commenced.

➢	Partner with leading diagnostic laboratory instrument manufacturers for the development and commercialization of novel diagnostic tests on their automated or point-of-care instruments. We are positioning ourselves as the leading provider of biomarker-based diagnostic tests that can be sold through leading diagnostic instrument manufacturers for use as novel assays on their existing installed base of laboratory instruments. These systems, developed over the past two decades by the leading diagnostic laboratory instrument manufacturers, are content-agnostic and currently offer comprehensive menus of immunoassay tests. This extensive installed base of high-end automated analyzers offers an exceptional opportunity to make our novel biomarker-based diagnostic tests available to laboratories globally without the need for costly investment in our own instruments. We intend to enter into non-exclusive licenses for our diagnostic tests and product candidates with these companies for the development and commercialization of assays on their instruments. We have entered into non-exclusive development and commercialization agreements with Abbott, Alere, bioMérieux and Siemens, for the inclusion of our galectin-3 test on their automated laboratory and point-of-care instruments, and we have the right to enter into one additional agreement with another diagnostic company for this test. We believe that focusing on diagnostic tests for use as novel assays on existing automated laboratory instruments will facilitate broader and more rapid adoption of our diagnostic tests.

➢	Continue to use the patient samples and data generated from existing and new collaborations to successfully advance the development and commercialization of our product candidates. We intend to continue participating in research collaborations such as those with the Copenhagen Heart Study and the NHLBI, for the Framingham Heart Study. Partnering with these leading studies provides us with unique access to biological samples, and the resulting data sets and medical histories that form the foundation of our biomarker discovery and clinical validation. We also intend to continue establishing collaborations with pharmaceutical companies and leverage these relationships to expand our capabilities and develop new product opportunities.

➢	Retain primary commercial responsibility for our biomarker tests to drive market penetration and clinical support for our products. We intend to retain primary responsibility for our biomarker tests through our various commercial activities, including the development of new indications, management of intellectual property rights, marketplace education, market development and reimbursement strategies and plans. We plan to build scientific support to drive physician awareness and utilization of our products through additional studies and publications, key opinion leader engagement and assist in the positioning of our tests in patient management guidelines. As part of this effort, we intend to deploy a limited specialty sales force and leverage the resources of our collaborators to drive demand for our products.

Our Product Pipeline

Our product pipeline consists of our galectin-3 test and a number of other in vitro diagnostic product candidates that target important unmet medical needs. We will need to complete additional development activities for each of these product candidates and submit these product candidates for regulatory clearance or approval prior to commercialization in each of the markets where we plan to introduce them. We currently plan to follow the same 510(k) regulatory pathway for these other product candidates in the United States that we are following for our galectin-3 test.

The following table describes the status of our approved product and our product development projects:

Test Name/Disease Area	Description	Stage

Cardiovascular Disease

BGM Galectin-3 Heart Failure (manual version)	Galectin-3 as an aid in assessing the prognosis of patients with heart failure	Commercialization (United States, since December 2010; and European Union, since October 2009)

BGM Galectin-3 Heart Failure (automated version)	Galectin-3 as an aid in assessing the prognosis of patients with heart failure	Development

BGM Galectin-3 Heart Failure Risk Following Heart Attack	Galectin-3 to identify patients at elevated risk for heart failure following a heart attack	Development

BGM Galectin-3 Heart Failure Treatment Decisions	Galectin-3 as an aid in prediction of therapy outcome in patients with heart failure when treated with rosuvastatin (Crestor ®)	Development

AMIPredict Acute Atherothrombosis	Multivariate index assay to identify patients at high risk of near-term atherothrombotic event	Development
(heart attack or stroke)

LipidDx Lipid Disorders	An aid in the management of patients with lipid disorders	Development

We have initiated or are planning to initiate the following discovery projects:

Disease Area	Description

Cardiovascular Disease and Metabolic Syndrome	Multiple discovery projects in collaboration with Framingham Heart Study

Multiple Sclerosis	Biomarker of disease activity in multiple sclerosis

Anti-TNF Alpha Drug Response	Biomarker of response to administration of anti-TNF alpha drugs

Our Products and Product Candidates

Creating New Clinical Paradigms in Cardiology

We believe our product discovery and development pipeline addresses several important related unmet needs in cardiovascular medicine and enables several promising new clinical paradigms:

➢	Segmenting Heart Failure. Segmenting patients based on the underlying cause of heart failure to enable more clinically- and cost-effective personalized clinical management of the patient, including selecting therapies for certain patients.

➢	Finding Subclinical Heart Failure. Identifying patients at elevated risk for heart failure among patients with previous heart attack before the manifestation of heart failure signs and symptoms.

➢	Finding Those at Greater Risk for Heart Attack and Stroke. Testing for biomarkers related to vulnerable plaque disease to identify and treat those at near-term risk for heart attack or stroke.

➢	Enabling Better Management of Lipid Disorders. Using biomarker testing of patients with lipid disorders to enable patients and providers to more quickly achieve treatment targets with fewer office visits.

BGM Galectin-3 in Heart Failure

Overview

Galectins are a family of proteins that play many important roles in inflammation, immunity and cancer. Galectin-3, a member of this family of proteins, has been shown to play an important role in heart failure in animal and human studies. In animal experiments, administration of galectin-3 to the heart resulted in the formation of cardiac fibrosis, or stiffening, in the heart muscle, a process often referred to as adverse remodeling. In these animal studies, adverse remodeling reduced the heart’s ability to pump normally, causing the animals to develop heart failure. This link between galectin-3 and adverse remodeling is significant, as cardiac remodeling is an important determinant of the clinical outcome of heart failure and is linked to disease progression and poor prognosis. We have obtained an exclusive worldwide license to certain galectin-3 rights from a company that was spun out of the University of Maastricht in The Netherlands pertaining to the application of this protein in heart failure, and we have filed several of our own patent applications related to galectin-3.

We have developed and optimized a novel assay, which we call BGM Galectin-3, for measuring galectin-3 levels in blood plasma or serum. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, we obtained CE Mark in the European Union in October 2009 for the test in ELISA microtiter format, enabling commercialization of the assay in the European Union and other countries that recognize the CE Mark. We have begun limited sales and marketing activities of the assay in certain countries in Europe.

Commercialization

As part of our commercialization strategy for our galectin-3 test, we have transferred our assay to a contract manufacturer based in the United States and have produced multiple production-scale batches of the assay in ELISA microtiter format. In May 2010, we entered into a license and supply agreement with LabCorp under which LabCorp began offering galectin-3 testing services to clinicians nationwide in January 2011 so that clinicians now have convenient regional or national access to our tests. Although our manual BGM Galectin-3 test is an important element of our commercialization strategy, we believe that automated instrument versions of our test will be required for us to achieve broad customer acceptance and clinical adoption. In furtherance of our strategy to become the leading provider of high-value diagnostic tests that can be sold through leading diagnostic instrument manufacturers for use as novel assays on their existing automated immunochemistry equipment, we also expect to enter into worldwide, non-exclusive development and commercialization agreements with leading diagnostic laboratory instrument manufacturers. Since November 2009, we have entered into agreements with Abbott, Alere, bioMérieux and Siemens for the inclusion of our galectin-3 test on various automated laboratory instruments, including point-of-care instruments. We have the right to enter into one additional similar agreement with another diagnostic laboratory instrument manufacturer for the inclusion of our galectin-3 test on its automated instruments. We believe that, subject to completion of development of the galectin-3 test on these instruments, one or more of these laboratory instrument manufacturers will be in a position to submit a 510(k) premarket notification to the FDA by the fourth quarter of 2011 in order to obtain regulatory clearance to market automated instrument versions of our galectin-3 test in the United States. Subject to clearance from the FDA, we expect an automated instrument version of this test to be available for commercial use through one or more of these instrument manufacturers in the first half of 2012. We believe that it will take considerably less time for laboratory instrument manufacturers to develop and obtain FDA regulatory clearance for an automated version of our galectin-3 test than it took for us to develop and receive FDA regulatory clearance for the manual version of the test, since only the method for performing the test will change. The automated version of the test will be designed in the same way and be indicated for the same use as the manual test, and the manual test will serve as the predicate device under the FDA’s 510(k) clearance requirements. As a result, we expect that the FDA will be able to rely on much of the data and information reviewed, and knowledge gained, during the clearance process for the manual version of our test, thereby reducing the time necessary to receive clearance for the automated version of the test. Notwithstanding these factors, the FDA may not clear the automated version of this test as and when we expect.

Heart Failure Overview

Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, resulting in its inability to pump blood efficiently to meet the needs of other body organs. Heart failure may lead to serious complications and is a leading cause of death. The most common cause of heart failure is coronary artery disease, including heart attack and unstable angina. The cardiac injury caused by coronary artery disease often results in the development of adverse remodeling. Heart failure can be caused by many other factors, including high blood pressure, diabetes and defects of the heart valves or muscle itself. Patients with heart failure typically exhibit non-specific signs and symptoms such as swollen legs or ankles, shortness of breath or weight gain. Although the condition is usually progressive, the rate of progression varies markedly from no noticeable deterioration over multiple years to rapidly progressive, resulting in death in just weeks or months. Galectin-3 dependent adverse remodeling is a common cause for heart failure progression, and we refer to this as galectin-3 dependent heart failure.

Natriuretic peptides are hormones released by the heart muscle in response to increased cardiac pressure or volume and have proven clinical utility in the diagnosis and management of heart failure. In late 2001, a blood test for B-type natriuretic peptide, or BNP, became commercially available, followed in 2003 by a blood test for N-terminal prohormone BNP, or NT-proBNP. Since the release of the BNP test by Biosite, which is now part of Alere, on a point-of-care instrument, the U.S. heart failure diagnostics market has experienced significant growth. According to Frost & Sullivan, an independent market research and consulting firm, the BNP and NT-proBNP diagnostics market worldwide was estimated at approximately $570 million in 2009 and is expected to grow to $800 million by 2013, a 9% CAGR.

According to the American Heart Association, an estimated 5.7 million Americans suffer from heart failure, with an approximate 670,000 new cases occurring each year, and we believe the prevalence and incidence of heart failure are similar in Europe. It is estimated that heart failure is responsible for over 277,000 deaths per year in the United States. Once diagnosed, overall mortality for heart failure is high, with one in five dying within a year of diagnosis. Survival is lower in men than in women, with 59% of men and 45% of women dying within five years of diagnosis. The incidence of heart failure increases with age, with approximately 73% of patients discharged from hospitals in the United States with a diagnosis of heart failure aged 65 years or older. Treating these patients is associated with a high rate of hospitalizations and ambulatory care visits, with an estimated 1.1 million hospitalizations in 2006 and an estimated 3.4 million ambulatory care visits in 2007. Re-hospitalization of these patients is a significant factor in the utilization of healthcare resources. A recent review of Medicare claims data for re-hospitalization showed that patients with a discharge diagnosis of heart failure had a 30-day re-hospitalization rate of 27%, the highest among any group of patients. The estimated direct and indirect cost of heart failure in the United States for 2010 was estimated at $39.2 billion, which is likely understated greatly because it is based on data for heart failure as the primary diagnosis or underlying cause of death.

Assessing the Prognosis of Patients with Heart Failure to Improve Patient Care and Outcomes

Patients with heart failure are commonly classified based on signs and symptoms using the New York Heart Association, or NYHA, functional classification scale based on a patient’s symptoms. The scale ranges from Class I patients—those with no limitation of physical activity and for whom ordinary physical activity does not cause undue fatigue, palpitation or shortness of breath to Class IV patients—those who are unable to carry out any physical activity without discomfort and who have symptoms of cardiac insufficiency at rest. However, the NYHA functional classification scale does not specifically correlate with underlying disease process. We believe that stratifying patients with heart failure on the basis of underlying disease process will enable more individualized treatment and clinical management, leading to improved clinical outcomes and reduced healthcare costs. Galectin-3 dependent heart failure represents a common cause of heart failure development and rapid progression.

Natriuretic peptides such as BNP and NT-proBNP do not segment patients with heart failure on the basis of a specific underlying disease process, but the presence of these hormones rather reflects the degree of pressure or volume overload in the heart. In other words, increases in natriuretic peptides reflect the degree of cardiac overload, not the actual underlying cause. Consequently, galectin-3 and natriuretic peptides provide the clinician with information on two independent processes. For this reason, patients with elevated levels of galectin-3 may have normal or elevated levels of natriuretic peptides, and likewise, only a portion of patients with elevated levels of natriuretic peptides may have galectin-3-dependent heart failure. We believe that galectin-3 provides important incremental clinical information to natriuretic peptides in patients with heart failure.

Clinical Development and Validation of Our Galectin-3 Assay for Patients with Heart Failure

Galectin-3 has been known to play a role in health and disease. Galectin-3 can be found in low concentrations in blood of healthy individuals. In a study that we conducted, involving over 1,000 healthy volunteers free from cardiovascular disease, we measured galectin-3 levels to determine a reference range in blood plasma. Analyzing this data, we found a near normal distribution, with minimal effect of age, gender, or presence of intercurrent conditions such as diabetes and other variables. The mean blood plasma galectin-3 level was found to be 13.3 ng/mL and the median 12.4 ng/mL. The upper limit of the normal range (90% percentile) was found to be 19.0 ng/mL. We have also measured galectin-3 in eight controlled studies involving more than 5,300 patients with chronic or acute heart failure. In these studies, galectin-3 was found to be a strong independent predictor of mortality or hospitalization, the primary end-points of these studies, meeting the criteria for statistical significance (p-value <0.05). We believe that the data from these studies supports the premise that galectin-3 may be used to segment and stratify heart failure patients and that patients with galectin-3 dependent heart failure have a more progressive form of the disease associated with increased hospital utilization and premature death. These studies were completed in 2009 and 2010, and we intend to publish the results of these studies in peer reviewed journals under the authorship of the principal investigators who conducted the studies.

The following two studies illustrate the performance of our galectin-3 assay in heart failure and were submitted in support of our 510(k) application:

Study I — Multicenter Study Conducted in Europe

Galectin-3 levels were measured in 582 plasma samples from an independent, controlled, prospective, multi-center clinical study conducted in Europe enrolling NYHA class II, III and IV subjects. The average age of the patients was 71 years and 38% were female. The median follow-up time was greater than 18 months and the primary endpoint was the composite of all-cause mortality and hospitalization for heart failure. Two cutoff values were derived that in turn defined three ordered galectin-3 categories. The association of these galectin-3 categories with the primary endpoint was assessed by Cox regression survival analysis. High galectin-3 levels measured at baseline were found to be significantly associated with increased risk of all-cause mortality and hospitalization for heart failure and, further, remained significantly associated with increased risk upon adjustment for other baseline risk factors of age, gender, NYHA functional classification, left ventricular ejection fraction, diabetes status and smoking status. After accounting for these other baseline risk factors, patients with the highest baseline levels of galectin-3 (>25.9 ng/mL) had an approximately 2.4-fold increased hazard of death or hospitalization for heart failure, relative to patients with low galectin-3 levels (<17.8 ng/mL).

Study II — Multicenter study conducted in the United States and Canada

Galectin-3 levels were measured in 895 plasma samples from an independent, controlled, prospective, multi-center clinical study conducted in the United States and Canada. This study represented a sub-study to a study funded by NHLBI. The study involved heart failure patients with left ventricular dysfunction and with NYHA class II, III or IV symptoms. The average age of the patients was 58 years, 29% were female and 36% were non-white. The median follow-up time was approximately 30 months. Participants were categorized based on the galectin-3 risk categories defined in Study I. Cox regression models and Kaplan-Meier analysis were used to evaluate the association of baseline galectin-3 levels in heart failure patients, with the composite endpoint of all-cause mortality and all-cause hospitalization. The study data demonstrated that an elevated baseline galectin-3 level (>17.8 ng/mL) had an approximate 1.4-fold increased hazard of death or hospitalization for heart failure, relative to patients with low galectin-3 levels, even after accounting for other baseline risk factors of age, gender, NYHA functional classification, left ventricular ejection fraction, diabetes status and smoking status.

Studies on Use of Galectin-3 in Support of Heart Failure Treatment Decisions

We have initiated studies to further investigate the implications of galectin-3 elevation for efficacy or safety of current medications used by patients with heart failure. We initiated these studies because we believe that patients with galectin-3-dependent heart failure may respond differently to medications than patients with other forms of heart failure. One of these studies is a prospective substudy of the CORONA study (Controlled Rosuvastatin in Multinational Trial in Heart Failure) sponsored by AstraZeneca. The study was designed to investigate whether galectin-3 can be used to identify certain segments of patients with advanced heart failure that derive a clinical benefit from rusovastatin (CRESTOR®) treatment. We completed the study and data analysis in December 2010. In this study, the benefit of rusovastatin (CRESTOR®) was limited to those patients with low galectin-3 levels (<19.0 ng/mL), which benefit is statistically significant. We expect to seek regulatory clearance for an additional indication for our test as an aid in the prediction of therapy outcome in patients with heart failure when treated with rosuvastatin (CRESTOR®). The data that we have may not suffice for such supplemental indication and this additional indication may not be obtained. In addition to investigating whether galectin-3 plays a role in guiding the selection of drug treatment, we are also investigating the role galectin-3 testing may play in the selection of patients who may be good candidates for medical device treatment, such as advanced pace makers used in heart failure, known as cardiac resynchronization therapy devices, or CRTs.

Clinical Utility and Benefits of Galectin-3 Testing for Patients with Heart Failure

Heart failure is a condition caused by a combination of diseases or factors. Only a segment of heart failure patients have elevated levels of galectin-3, suggesting the presence of galectin-3-dependent heart failure. Clinical studies using our galectin-3 assay have demonstrated that patients with elevated galectin-3 levels have worse prognosis in terms of mortality or risk of hospitalization than comparable patients with low or normal levels of galectin-3. Accordingly, we believe that measurement of galectin-3 in patients with heart failure offers clinically useful information and that physicians may use information pertaining to risk of adverse outcomes based on galectin-3 blood plasma or serum levels and other clinical parameters in routine clinical management of patients with heart failure, such as:

➢	Spacing of Patient Visit Intervals. We believe physicians may monitor galectin-3 levels to determine the time interval between patient visits, with greater time between visits for patients exhibiting normal galectin-3 levels and more frequent visits for those patients that have elevated galectin-3 levels.

➢	Assessing the Need for Referral to a Cardiologist or Heart Failure Specialist. The majority of heart failure patients are managed by clinicians other than a heart failure specialist. We believe physicians may use galectin-3 levels as a determinant of which patients are at highest risk for adverse outcomes and therefore should be referred to a cardiologist or possibly a heart failure specialist.

➢	Determining Proper Timing of Hospital Discharge and Appropriate Patient Care Following Discharge. Discharge planning often starts soon after a patient’s admission to the hospital. Improved discharge planning for heart failure patients is considered one of the most important steps in reducing costly readmissions following discharge. We believe that elevated galectin-3 levels upon discharge are associated with a significant increase in risk of hospital readmission.

➢	Selecting Patients for Disease Management. Several forms of disease management programs are currently used by healthcare providers and payors for heart failure patients. These programs aim to reduce the use of inpatient care through patient and caregiver support. Components of these programs may include building self-management skills, such as daily weighing and knowing when to contact a physician in case of sudden weight increase; telephonic nurse support, such as appointment and medication reminders; periodic telephonic assessment; and promotion of adherence to established guidelines for treatment. We believe that patients with elevated levels of galectin-3 have poor prognosis and therefore are often appropriate candidates for disease management.

➢	Telemonitoring. Remote monitoring technology solutions are increasingly used by clinicians or as part of disease management programs to monitor physical parameters, such as body weight, blood pressure or cardiac measurements, to identify patients at risk for acute decompensation that often require hospitalization, resulting in high cost. We believe that patients exhibiting elevated levels of galectin-3 are at elevated risk of hospitalization and that galectin-3 measurements in conjunction with other clinical parameters and patient history, may be used in selecting patients for telemonitoring services.

➢	Evaluating Advanced Therapeutic Options. An increasing number of advanced therapeutic options are available, such as left ventricular assist devices, CRTs, cardiac netting, stem-cell therapy and cardiac transplantation. Physicians are using many variables to judge the suitability of patients for such heart failure treatments. We believe that galectin-3 testing may offer additional information to assist clinicians in selecting patients for these advanced and expensive therapeutic options.

In addition to potentially guiding clinical management of patients with heart failure, we believe that biomarkers like galectin-3 may one day form the basis for stratified pharmacotherapy where proper drug treatment is selected, among alternative drugs, based on the patient’s level of galectin-3. The results obtained with rosuvastatin (Crestor®) in the CORONA study illustrate the role galectin-3 may play one day in selection of drug therapy. We intend to partner with companies developing novel heart failure therapies to study whether galectin-3 can be used as a companion diagnostic to these therapies. We have initiated the first of such partnerships and we have provided our galectin-3 assay to measure samples from a study conducted by a leading pharmaceutical manufacturer. Additionally, we plan to conduct additional studies to identify possible differences in treatment outcomes between patients with elevated and low levels of galectin-3. The success of these endeavors and the outcomes of these studies will have a significant impact on the market opportunity for our galectin-3 tests.

BGM Galectin-3 to Identify Patients at Risk for Heart Failure Development Following a Heart Attack

Based on the biology of adverse remodeling in post-myocardial, or heart muscle, injury and consistent with our own observations in heart failure, we expect that elevated levels of galectin-3 will occur in a segment of patients who have suffered a myocardial injury, such as during a heart attack. We expect that elevated levels of galectin-3 in these patients is associated with an elevated risk of heart failure development. We are currently investigating this premise in the condition known as acute coronary syndrome, a condition which includes unstable angina and heart attack. Patients surviving a heart attack remain at high risk of death from adverse remodeling. An estimated 20–40% of individuals in the United States who suffer a heart attack develop heart failure within five years. According to the American Heart Association, an estimated 8.5 million Americans alive today have suffered a heart attack, with an approximate 935,000 new or recurring heart attacks occurring each year in the United States, and we believe the prevalence and incidence of heart failure are similar in Europe.

We have concluded the first of our studies for galectin-3 in this supplemental indication in collaboration with the TIMI Study Group in Boston, Massachusetts. This first study was a case-control study using samples of the TIMI-22 or PROVE IT study. The study involved patients who had suffered acute coronary syndrome with a hospitalization for new or worsening heart failure and matched controls. The results of the study are consistent with our expectations that elevated galectin-3 levels are associated with an increased risk for the development of heart failure in patients following acute coronary syndrome. We are conducting additional clinical validation studies and expect to seek FDA input as to the regulatory clearance or approval requirements for such a supplemental indication. If we receive positive clinical data from these additional studies, we expect to seek FDA clearance for this supplemental indication for periodic galectin-3 testing in patients following a heart attack, or in the broader indication following acute coronary syndrome, to identify patients at elevated risk of heart failure development before the onset of signs and symptoms. If our development and regulatory activities are successful for this additional indication of galectin-3 measurement in patients following acute coronary syndrome, our goal will be to commercialize a first generation manual test kit in 2011 and any automated versions in 2012 or thereafter.

AMIPredict for Acute Atherothrombosis (Cause of Heart Attack or Stroke)

Overview

We are developing a test that we refer to as AMIPredict, a multivariate biomarker blood-based test for patients at risk for atherothrombotic cardiovascular disease, commonly known as vulnerable plaque. We are designing AMIPredict to identify patients with a high risk of suffering heart attack or stroke within the next two to four years. Our development work to date suggests that AMIPredict could be an improved diagnostic test compared to conventional risk factor-based approaches such as the Framingham Risk Score in the United States and the Systematic Coronary Risk Evaluation, or SCORE, in Europe.

Atherosclerosis Overview

Atherosclerosis is a systemic disease that is characterized by the buildup of lipid-rich plaques within the walls of the large arteries. It progresses through three stages: gradual and continuous plaque buildup that occurs over decades, focal plaque degradation resulting in vulnerable plaques, or plaques at risk of rupture, and acute plaque disruption with superimposed thrombosis, or blood clot formation occurring after plaque rupture. Atherosclerosis is by far the most common cause of coronary heart disease and it underlies the clinical conditions of heart attack, chronic stable angina, stroke and peripheral vascular disease. According to the American Heart Association, it is estimated that in the United States alone, over one million people die annually from the complications of these conditions and that the total yearly cost of treating these diseases exceeds $360 billion.

Atherothrombosis, the final step in atherosclerosis, involves the acute disruption of plaque with superimposed thrombosis. The resulting blood clot formation can block the flow of oxygen-rich blood to the heart or brain, causing heart attacks and strokes. Most heart attacks and strokes occur as the consequence of acute atherothrombosis in individuals with low or intermediate risk profiles according to traditional risk factor-based approaches recommended in the United States and Europe. For example, in the Framingham Heart Study, the Physicians’ Health Study, the Women’s Health Study and the Northwick Park Heart Study, more than 75% of all coronary events occurred in individuals at low or intermediate risk that, consequently, were not offered optimal preventive therapy. In women, this figure may surpass 90%. For this reason, we believe that the detection of degrading arterial wall plaques through a blood test or non-invasive imaging is critical to the development of a shift in clinical paradigm to screening for and treatment of vulnerable plaque disease. Based on 2008 U.S. census data, we believe there are an estimated 43.3 million men ages 50 or over and 39.8 million women ages 55 or over, or 80 million Americans, who may be at risk for developing vulnerable plaques.

Discovery and Clinical Development of AMIPredict

Study I — CATHGEN Based Study

In 2007, we commenced our first case-control research study to pursue the discovery and development of a new test to detect vulnerable plaque. We analyzed approximately 140 samples from the Duke CATHGEN Research Project belonging to patients who underwent angiography and who developed a heart attack or stroke within two years following the enrollment angiography. The controls in this study were patients who were generally similar to the cases at the time of the enrollment angiography, but who did not develop the cardiovascular event. As a result of this study, we discovered a multivariate biomarker using our proprietary platform, which we believe had promising performance and therefore we initiated a follow on study.

Study II — Copenhagen Heart Study

From 2008 to 2009, we conducted a second case-control study involving samples from approximately 750 participants in either the Copenhagen Heart Study or Copenhagen General Population Study. The sample study comprised samples from approximately 250 individuals who suffered a first heart attack within four years of enrolling in the study and approximately 500 matched controls. The results corroborated earlier findings and allowed us to further refine the multivariate assay. This refined multiplex assay also showed favorable performance and met the study’s clinical endpoints with statistical significance. If confirmed in one or more independent larger case cohort studies, we believe the results of such studies may form the basis for a regulatory submission for a new screening test for individuals over a certain age.

Additional Studies Planned

We have initiated the development of an automated version of this test using currently approved laboratory instrumentation and reagents that are commercially available. We are currently conducting additional studies intended to validate these previous findings. If our validation studies are successful, we intend to seek FDA input as to the requirements for the filing of a 510(k) submission for this IVDMIA test when offered as an FDA-cleared laboratory service. We expect that if AMIPredict receives regulatory clearance or approval, this test will be indicated in individuals over a certain age, such as 55 for men and 60 for women. If we successfully develop and receive regulatory clearance or approval for this test, we expect to contract with existing specialty, regional or national providers of laboratory services to commercialize our tests. We also expect to pursue key partnerships with leading providers of existing automated immunoassay systems to develop automated versions of this test on their systems. If our development and regulatory activities are successful for AMIPredict, our goal will be to commercialize a first generation manual AMIPredict product in 2012, and we would plan to develop automated product versions thereafter.

LipidDx for Management of Lipid Disorders

Lipid Disorders Overview

An estimated 36 million adult Americans have elevated levels of cholesterol of greater than 240 mg/dL. The problem of elevated cholesterol is generally well known and well understood among the population, with nearly 75% of adults having been screened for high blood cholesterol in the preceding five years. Reducing plasma cholesterol remains a national priority. According to a study conducted by the Centers for Disease Control, it is estimated that a 10% population-wide decrease in total cholesterol levels would result in an approximate 30% reduction in the incidence of coronary heart disease. Despite the recognition of its importance and the availability of a variety of generally effective pharmacological and non-pharmacological means to reduce levels of plasma cholesterol and triglycerides, overall results remain disappointing. Non-adherence to treatment is an important contributor to this problem. For example, fewer than half of the persons who qualify for any kind of lipid-modifying treatment for coronary heart disease risk reduction are actually receiving such treatment. Of those patients treated, only about one-third are achieving their goal for low-density lipoprotein, or LDL, often referred to as bad cholesterol, while fewer than 20% are at their goal.

Failure to achieve treatment targets in lipid disorders is complex and based on many factors. Some patients are not prescribed standard therapy, while for some patients, standard therapy does not work, thus requiring some process of trial and error by the physician to find the right medication or combination therapy. In addition, some patients discontinue treatment because of adverse side effects, lack of subjective benefits, or cost associated with the medication. Finally, there exists a certain set of patients who are unable to achieve treatment goals despite optimal treatment.

Clinical Development of LipidDx

In collaboration with Merck, which manufactures and sells lipid-lowering agents and other cardiovascular therapies, we have conducted several studies to investigate the clinical utility of LipidDx, a blood-based protein assay, in the management of common lipid disorders and to assess its contribution to cardiovascular risk assessment. We are currently evaluating the results of these studies. We expect to make decisions regarding the continued development of LipidDx later this year. If successful, we expect to conduct one or more clinical validation studies and seek FDA input as to the requirements for 510(k) clearance for this indication. If our development and regulatory activities are successful for LipidDx, our goal will be to commercialize a first generation manual LipidDx product in 2012, and we would plan to develop automated versions thereafter.

Our Discovery Pipeline

Our biomarker discovery efforts are market and opportunity driven, starting with identifying an unmet clinical need and product opportunity. Obtaining suitable samples for discovery or validation is often an important gating factor for our discovery projects. We continue to evaluate our discovery priorities and as a result, our discovery pipeline will undergo periodic changes due to project completions, new emerging opportunities, issues related to access of samples, and changes in medical care or treatment options.

Cardiovascular Disease and Metabolic Syndrome

In 2009, we entered into a Cooperative Research and Development Agreement, or CRADA, with NHLBI and Boston University to conduct certain biomarker discovery studies in the area of metabolic syndrome and atherosclerotic cardiovascular disease using samples and data from the Framingham Heart Study. A CRADA is an agreement between the federal government and one or more nongovernment parties for conducting specified research or development that could lead to useful, marketable products that benefit public health. The Framingham Heart Study is one of the leading cardiovascular research studies, the results of which have been published in approximately 2,000 scientific articles since its inception in 1948. Research from the Framingham Heart Study has provided the scientific basis for many of the generally established clinical paradigms related to cardiovascular disease, such as management of obesity, hypertension and lipid disorders.

Under this CRADA with NHLBI and Boston University, we have certain rights to multivariate markers discovered as part of the joint research. In 2009, we successfully completed the pilot phase of this project and we are currently conducting the first of three case control studies representing phase one of the collaboration. Three related topics will be investigated in the current phase of the research:

➢	blood-based biomarkers predicting the onset of first major cardiovascular event;

➢	blood-based biomarkers of metabolic syndrome, a condition comprised of a cluster of ailments, such as increased blood pressure, elevated insulin levels, excess body fat around the waist or abnormal cholesterol levels that occur together, which increase a patient’s risk of heart disease, stroke and diabetes; and

➢	blood-based biomarkers corresponding to coronary artery calcium scoring, a widely accepted marker of cardiovascular disease based on a special X-ray exam.

The CRADA contemplates research to be conducted over a five-year period. We have received specimens from the Framingham Heart Study at our facility and are currently conducting the first of these experiments.

Multiple Sclerosis — Marker of Disease Activity

Multiple Sclerosis, or MS, is a serious medical condition that affects approximately 350,000 people in the United States and an estimated 3.0 million individuals worldwide according to Espicom Business Intelligence, a provider of market information. MS is a debilitating disease in which a patient’s immune system degrades the protective sheath that covers the nerves. This disease interferes with the communication between the brain and the rest of the body. Ultimately, the disease may result in deterioration of the nerves themselves, a process that is irreversible. The most common form of MS is characterized by an irregular pattern of remissions and exacerbations of disease symptoms. By allowing doctors to monitor the underlying disease activity, biomarkers have the potential to markedly change and advance care for individuals with MS. We have access to certain samples from patients with MS and are planning to conduct one or more discovery studies in 2011.

TNF Alpha Blockers — Markers of Treatment Response

TNF alpha blockers represent an important class of drugs used in the treatment of several autoimmune diseases, such as moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and Crohn’s disease. Enbrel, Remicade and Humira are the most commonly prescribed TNF alpha blockers on the market.

Response to TNF alpha blockers varies among patients and use of these agents has been associated with certain serious adverse side effects. Blood biomarkers that predict treatment response prior to initiation of therapy or blood biomarkers that reflect the biological effects leading to treatment response, will enable improved patient selection and more personalized treatment of patients with these agents.

We have developed a protocol with our partner Humana and intend to commence a discovery study for these biomarkers in 2011.

Our Discovery and Product Development Process

We rely on internal discovery and in-licensing of technology in our disease fields of interest. We use a multi-phased discovery and development process which is outlined below:

Discovery

Our biomarker discovery phase generally starts with identifying an unmet clinical need and product opportunity. We may involve Humana, a pharmaceutical or device manufacturer, or a patient advocacy organization in the evaluation of the unmet need and planned discovery. We then develop a target product profile for the new test to guide the discovery and development process and support stage-gate decisions. The target product profile may be reviewed and adapted from time to time.

In this phase, we apply our proprietary technology platform on a large scale to discover and validate novel biomarkers that may be used for developing novel diagnostic tests. Our platform integrates molecular measurement technologies based on specialized mass spectrometry, chromatography, nuclear magnetic resonance spectroscopy and multiplexed assay technologies. Through this platform, we are able to detect, quantify and characterize over 1,000 biological molecules, including proteins, protein variants, lipids, fatty acids, amino acids and many other compounds that may be key indicators of health, disease and drug response, from less than a few drops of blood or other bodily fluids. Our biomarker discovery workflow includes three main elements: molecular measurement, statistical analysis and bioinformatics. We believe that our technology platform represents a significant competitive advantage in our ability to discover and develop new biomarkers.

Development

Following the completion of one or more discovery studies in support of a project, we will review the results to determine if the results are consistent with our target product profile. We will then determine if the results warrant continuation to the next phase. We generally seek to verify our discovery results prior to initiation of a development project for a given test.

The development process is designed to be consistent with industry standards and practices, and when applicable, is guided by FDA or European Union final or draft guidance documents, and standards and guidance documents published by the Clinical Laboratory Standards Institute and other recognized entities. Although our discovery may have been based on our advanced mass spectrometry platform, for commercialization, we intend to seek, when possible, low cost generally accepted and widely available means to measure the same analyte, such as common sandwich ELISA assay formats. Our development process includes the development and optimization of an assay and acquisition of suitable specimens and data from appropriate clinical studies for the endpoints to support the targeted claims. As part of this process, we also seek appropriate institutional review board or ethical committee approval. Finally, we test the clinical samples using the assay and we then analyze the clinical data and prepare the appropriate regulatory submission documents.

Historically, we have incurred research and development expenses in connection with our internal biomarker discovery and development efforts. We anticipate that research and development expenses will increase significantly, primarily due to our increased biomarker discovery and development efforts related to our product candidates. Research and development expenses were $6.9 million, $8.5 million and $6.5 million for the years ended December 31, 2008, 2009 and 2010, respectively. In addition, we incur research and development expenses to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. Customer-sponsored research activities were $13.8 million, $8.4 million and $786,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Launch

Prior to the launch of a product, we plan to contract with third-party manufacturers for our in vitro diagnostic kits or laboratory service providers for our regulated laboratory service, and commence the transfer of technology and validation in preparation for commercial product introduction.

Automated Assay Format Development

Following the completion of our validation studies or submission of regulatory filings, we plan to seek development and commercialization partnerships with leading diagnostic laboratory instrument manufacturers for a non-exclusive license for a given assay. Once we have entered into such an agreement, we intend to initiate the collaborative development of the assay for the manufacturer’s automated system, which we believe may take on average between 24 and 36 months.

Our Collaborations

Our key research, development and commercialization collaborations are summarized below.

Abbott

In November 2009, we entered into a strategic collaboration with Abbott Laboratories, to develop and commercialize Galectin-3 assay kits and related control kits and calibrators, or Galectin-3 Products, utilizing our Galectin-3 technology and patent rights, for use on Abbott’s Architect® Immunochemistry Diagnostics Platform, or the Abbott Architect, and other Abbott diagnostic instruments. As part of the collaboration, we entered into a non-exclusive license and distribution agreement with Abbott, or the Abbott Agreement, pursuant to which we provided Abbott and its affiliates with a non-exclusive, worldwide license under our patent rights related to galectin-3 to commercialize Galectin-3 Products for use on the Abbott Architect and other Abbott diagnostic instruments. We also entered into an umbrella product development agreement, or the Umbrella Agreement, with Abbott and Fujirebio Diagnostics, Inc., or Fujirebio, and a funding agreement with Fujirebio, pursuant to which Fujirebio will develop and seek regulatory approval of the Galectin-3 Products for use on the Abbott Architect and we will fund, based on the achievement of development milestones, the development by Fujirebio of the Galectin-3 Product for use on the Abbott Architect.

Under the Abbott Agreement, Abbott is prohibited from sublicensing its rights to commercialize our Galectin-3 Products and, except for the Galectin-3 Products described above, is prohibited from developing Galectin-3 assays covered by our patent rights. We have the right to enter into up to four additional licenses of our patent rights related to Galectin-3 for the commercialization of Galectin-3 Products during the five year period from the date on which Abbott makes its first commercial sale of Galectin-3 Products, and unlimited additional licenses thereafter, provided that (i) such other licensees’ Galectin-3 assays are commercialized only under the other licensees’ names and brands and only with respect to diagnostic instruments or technologies that are owned or controlled by such licensees and (ii) if another licensee receives financial terms that would reasonably be believed to be more favorable than those granted to Abbott, Abbott will be entitled to the benefit of such favorable terms. Since the execution of the Abbott Agreement, we have entered into three similar agreements with Alere, bioMérieux and Siemens. Under the Abbott Agreement, Abbott will pay us a product access fee and a marketing service fee for each Galectin-3 Product they sell. Under certain circumstances, based primarily on market prices for Galectin-3 assays, Abbott will be entitled to product fee reductions to be determined by negotiation, or if the parties fail to agree, by arbitration. Additionally, if the average sales price of the Galectin-3 Products sold by us, Abbott and other licensees falls below a certain amount, Abbott will be entitled to discontinue its sale of the Galectin-3 Products. If Abbott were to discontinue its sales, Abbott would have no further rights or obligations to us under the agreement.

Abbott is required to use its commercially reasonable efforts to promote, market, sell and distribute the Galectin-3 Products worldwide. We are required to use our commercially reasonable efforts to pursue certain clinical development objectives, perform certain marketing services in the United States and certain foreign countries, and develop and implement a reimbursement strategy for Galectin-3 assays in those countries.

Unless terminated earlier, the agreement will expire on the expiration date of the last-to-expire patent in our patent rights related to Galectin-3. Either party may terminate the agreement upon 60 days written notice of a material breach of the agreement that is not cured within such 60 days, and Abbott may terminate the agreement upon 30-days written notice upon the occurrence of certain events, including if the Galectin-3 Products fail to meet certain product claims, performance requirements or manufacturing requirements, Fujirebio becomes subject to government or regulatory restrictions, Abbott becomes aware of possible third party patent infringement of our patent rights relating to galectin-3, the Galectin-3 Products negatively impact other assay or system performance parameters that cannot be resolved, the predicate device does not receive regulatory approval in the United States or galectin-3 is either not accepted by, or a new marker showing superior clinical utility is adopted by, the physician community. In addition, if Abbott voluntarily discontinues the Galectin-3 development pursuant to the Umbrella Agreement or discontinues the commercialization of Galectin-3 Products, then it may terminate the agreement upon 30-days written notice, but is required to either, in Abbott’s discretion, (i) pay us an amount equal to the amount we paid Fujirebio pursuant to the Umbrella Agreement, or (ii) allow us to sell Galectin-3 Products developed by Fujirebio under the Umbrella Agreement pursuant to the terms and conditions of a distribution arrangement negotiated in good faith between us and Abbott.

In March 2010, we entered into an amendment to the November 2009 agreement that grants Abbott non-exclusive rights to develop and commercialize a galectin-3 assay for use on its iSTAT point-of-care instruments. Under the amendment Abbott is responsible for developing the galectin-3 assay for the iSTAT instruments, conducting clinical studies, and preparing and submitting regulatory filings.

ACS Biomarker

We have exclusively licensed from ACS Biomarker B.V., or ACS Biomarker, a portion of the intellectual property rights covering our galectin-3 tests. In May 2007, we entered into a biomarker product license and collaboration agreement with ACS Biomarker, a company that was formed with technology exclusively licensed from the University of Maastricht in The Netherlands, and other parties. ACS Biomarker was founded to develop and commercialize cardiovascular biomarkers discovered at the Cardiovascular Research Institute Maastricht. Pursuant to the agreement, as supplemented by two licensing addenda entered into in May 2007, ACS Biomarker granted to us an exclusive, worldwide sublicense to develop and commercialize two proprietary cardiovascular biomarkers for heart failure, galectin-3 and thrombospondin-2 and a proprietary cardiovascular multivariate biomarker for the early confirmation of a suspected heart attack. Each of these biomarkers is licensed by ACS Biomarker from the University of Maastricht. Our licenses are perpetual in duration and permit us to sublicense the rights to third parties. In addition, we sublicensed from ACS Biomarker the rights to certain peptides for use in diagnosing atherothrombic vascular disease. We also have the right to exclusively negotiate a license to any additional biomarkers for which ACS Biomarker holds rights and determines to offer to any third party, but ACS Biomarker is not obligated to grant us rights to such biomarkers.

Under the terms of the agreement, we have executed certain plans for the development of the licensed biomarkers and are required to establish a scientific advisory board to provide input and guidance on the development plan. As consideration for the licenses, we were required to pay ACS Biomarker an up-front payment and are required to pay milestone payments and royalty prepayments to the extent that we achieve specified development and regulatory milestones. Additionally, we are obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from our galectin-3 tests and any other products that we develop utilizing the licensed intellectual property. As of December 31, 2010, we have paid approximately $750,000 in up-front, milestone and royalty payments and have not paid any royalties on sublicense revenue.

The agreement has an initial five-year term through 2012 and automatically renews for additional one year periods unless either party gives not less than 30-days written notice of termination to the other party. Either party may terminate the agreement if the other party fails to perform a material obligation under the agreement, or upon the occurrence of certain bankruptcy events involving the other party. The licenses granted by ACS Biomarker to us will survive any such termination, except that if ACS Biomarker terminates the agreement for our failure to perform any material obligation (including our payment obligations or any obligation under any implementation plan), the exclusive licenses granted to us under the agreement will be converted into non-exclusive licenses.

Humana

In May 2007, we entered into a strategic agreement with Humana Inc., one of the largest health benefits companies in the United States, with more than 11 million medical members, and the second largest provider of Medicare benefits in the United States. Under the terms of the agreement, we and Humana intend to collaborate with the goal of accelerating the development of blood-based biomarkers and identifying the role of blood-based biomarkers in improving health outcomes and containing healthcare costs through individualized medicine. In furtherance of this goal, we and Humana may conduct biomarker discovery and validation studies among Humana members, for which we will pay Humana. For example, we have developed a protocol with Humana and intend to commence a discovery study for TNF alpha blocker related biomarkers in 2011. We may also conduct research on the design and testing of methods to promote adoption of individualized medicine among covered populations. We believe that this agreement will allow us to conduct biomarker studies faster, at lower cost and in a manner that better reflects the intended use of biomarkers as compared to traditional academic research studies. We expect that the results of these studies may provide the basis for authoritative cost-benefit calculations for our diagnostic product candidates. Pursuant to the agreement, we will offer any blood-based biomarker diagnostic products that we develop from data or services provided by Humana to Humana on preferred terms to the extent sold by Humana to Humana members. In addition, in the event we commercialize blood-based biomarker diagnostic products under this partnership, we will be required to make certain payments to Humana based on such products.

The agreement has an initial three-year term and automatically renews for an additional period of 12 months unless either party gives not less than 120 days written notice of termination to the other party. Either party may terminate the agreement upon 60-days written notice if the other party is in material default of any of its material obligations under the agreement, or upon the occurrence of certain bankruptcy events involving the other party.

Merck

In January 2010, we entered into a research collaboration agreement with Merck for the purpose of development and validation of an immunoassay for a novel biomarker for use in patients with certain lipid disorders, or at elevated risk for cardiovascular disease because of such disorders. Our responsibilities under the agreement include the in-house validation of the assay, investigating the levels of the biomarker in approximately 1,000 samples provided by Merck and delivering the resulting data to Merck, and measuring the biomarker in certain samples under ownership or control by us or with respect to which we have permission to perform such analysis. Merck is required to transfer certain assay technologies to us, provide the samples from selected Merck clinical studies, and to perform certain data analysis upon receipt of our biomarker data. If clinical utility is sufficiently established as a result of work performed under the agreement, we must notify Merck of our intentions with regard to development of an in vitro diagnostic test for the biomarker intended for commercialization, subject to regulatory clearance or approval. We refer to the product candidate based on the biomarker as “LipidDx”.

Under the agreement, Merck granted us a non-exclusive license to certain Merck intellectual property rights and technologies for use and development of an in vitro diagnostic test. We granted to Merck a non-exclusive license to information and inventions resulting from the research and developed solely by us, for research, discovery and development purposes, excluding commercial development of an in vitro diagnostic test by Merck or a third party working on Merck’s behalf. We also granted Merck a non-exclusive option to have us measure the levels of the biomarker in specimens under our control and ownership and to report such results to Merck. We have agreed to perform measurements of the biomarker at no cost to Merck if we deem such study to have regulatory importance or commercial interest to us. All other samples, except those initial approximately 1,000 samples provided by Merck, are subject to a reasonable and customary laboratory service fee for the biomarker determination. Under the agreement, Merck has agreed to make certain payments to us upon our achievement of milestones. Unless terminated earlier, this agreement will expire in July 2011. Either party may terminate the agreement upon 30 days written notice.

Laboratory Corporation of America

In May 2010, we entered into a license and supply agreement with LabCorp pursuant to which LabCorp agreed to use commercially reasonable efforts to make manual galectin-3 tests available to physicians in the United States within 45 days of clearance by the FDA of our galectin-3 test. Under the terms of the agreement, we granted LabCorp and its affiliates a semi-exclusive worldwide license under our patent rights related to galectin-3 to market, offer for sale and otherwise commercialize galectin-3 testing services using our manual galectin-3 test. The license is semi-exclusive in the United States through the third year following the commercial launch of the manual test, or the semi-exclusive period, after which the license will be non-exclusive. The license is non-exclusive in Canada and the United Arab Emirates for the entire term of the agreement. During the semi-exclusive period, we are prohibited from licensing any of our patent rights related to galectin-3 to perform manual tests to certain restricted licensees, including competitors of LabCorp.

We are entitled to a payment for each manual test kit, or the kit price, purchased by LabCorp and its affiliates. We have agreed, with limited exceptions, that the kit price to be charged to LabCorp and its affiliates shall be no less favorable than the price charged to any other third party in the United States.

Pursuant to the agreement, we are required to pay certain rebate amounts to LabCorp if the aggregate number of automated tests that are capable of being performed in the United States using automated test kits sold by us or our business partners exceeds a certain amount during a specified period. We have also agreed that, to the extent we enter into agreements with third parties after May 13, 2010 to manufacture, supply or distribute automated test kits, we will require such third parties to supply such automated test kits to LabCorp and its affiliates.

Under the agreement, we will also provide LabCorp with certain clinical market development resources, programs and assistance as reasonably requested by LabCorp and LabCorp has agreed to perform certain sales, marketing and market education activities in support of our manual galectin-3 test.

The agreement will terminate on the earlier of May 13, 2015 or the end of the semi-exclusive period. LabCorp may terminate the agreement at any time and for any reason upon 120-days’ written notice and LabCorp may terminate the agreement immediately if we undergo a change of control to a competitor of LabCorp. Either party may terminate the agreement upon 60-days’ written notice for failure to comply with the terms of the agreement, unless the defaulting party remedies such failure within the 60-day notice period.

Our Initiatives

HRP Initiative

In 2006, we initiated and are leading the HRP initiative for atherothrombotic cardiovascular disease. The HRP initiative consists of a series of pre-competitive, multi-party research and development projects, which are administered and coordinated by us pursuant to participation agreements with Abbott, AstraZeneca, Merck, Philips and Takeda. The overall goals of the HRP initiative are to advance the understanding, recognition and management of atherothrombotic cardiovascular disease, to provide a roadmap for the development and registration of screening, diagnostic and therapeutic interventions for high-risk plaque and to promote the use of these interventions by patients, pharmaceutical companies and third-party payors. We believe the HRP initiative is the most extensive coordinated biomarker discovery and validation project ever undertaken.

The specific goals of the initiative include:

➢	Discovering and validating a blood-based biomarker for high-risk plaque suitable for high-volume patient screening;

➢	Developing and validating novel non-invasive imaging methods to characterize and classify patients with high-risk plaque and establishing the relationship between such imaging methods and blood biomarkers;

➢	Developing a regulatory framework for high-risk plaque-related products; and

➢	Establishing an authoritative third-party source for high-risk plaque-related information.

Pursuant to the participation agreements, each of Abbott, AstraZeneca, Merck, Philips and Takeda has provided the aggregate of $5.0 million to support the HRP initiative, with a portion of the funds provided by Philips in the form of in-kind contributions, as described in the participation agreement. As of December 31, 2010, all of the initial funds provided under the HRP initiative were expended and we were seeking additional funds for the continuation of work in the initiative. As of February 28, 2011 we had received an additional $1.3 million and commitments for an additional $670,000 from certain parties to continue this work. As set forth in the participation agreements, the HRP initiative is governed by a joint steering committee, or JSC, which is comprised of designees of participating companies, and is led by a scientific program board consisting of academic experts in the cardiovascular field, which advises the JSC and assists in the design of the research protocols. The JSC is responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third-party licensing and commercialization of data and rights under the HRP initiative. We will own any inventions and data that are conceived in the conduct of the HRP initiative and have agreed to grant each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expires upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated by the parties.

We have conducted several studies and related activities as part of the HRP initiative, including a clinical study, referred to as the BioImage Study, involving approximately 7,000 Humana members who underwent a comprehensive clinical evaluation in temporary research facilities which we set-up in Illinois and Florida, and who provided plasma, serum, RNA and DNA as well as access to medical and pharmacy claims from a period preceding and following their enrollment in the study. Approximately 6,000 of these individuals also underwent certain non-invasive imaging investigations. We are currently following this cohort for a minimum of three years using their medical claims and other information to determine the occurrence of certain cardiovascular events and other outcomes. We have certain rights to biological specimens and associated data from the BioImage Study for our discovery and development projects that we conduct independent of the HRP initiative.

As part of the HRP initiative we also conducted a plaque biomarker discovery study with the Cardiovascular Research Institute Maastricht, in which we measured over 1,500 proteins and metabolites in atherosclerotic plaque of patients undergoing carotid endarterectomy, a surgical procedure in which a vascular surgeon removes the inner lining of the carotid artery to eliminate plaque buildup, to study the biology of inflamed plaque lesions in comparison with plaque lesions that previously ruptured.

We also provided funding for a diagnostic-economic study conducted by Humana and the Brookings Institute to develop an advanced economic model and software application to model the cost-benefit of the new clinical paradigm of screening for vulnerable plaque using a blood test followed by pharmacotherapy to reduce cardiac events. The model used Humana medical claims and cost data with an objective to approximate the real cost and economic benefit that could be accrued by a typical U.S. payor.

Framingham Heart Study and Boston University

We were selected for this project through a peer reviewed process by NHLBI, part of the National Institutes of Health, to participate in the NHLBI-Framingham Heart Study Biomarkers of Cardiovascular Risk Initiative, also known as the Systems Approach to Biomarker Research in Cardiovascular Disease, or SABRe CVD. The research will be conducted in collaboration with Boston University School of Medicine and School of Public Health, or Boston University.

In the first quarter of 2009, we executed a five-year CRADA with NHLBI and Boston University to conduct biomarker discovery studies involving blood samples and data from the Framingham Heart Study. This collaboration is the first time that the Framingham Heart Study is partnering with a commercial entity in a CRADA research project. We have certain commercial rights to biomarker inventions resulting from this research.

The Framingham Heart Study is a prospective, community-based, family study that began in 1948 among residents of Framingham, Massachusetts, to study the development of cardiovascular disease over time. The Framingham Heart Study has previously provided insights that have led to new clinical paradigms related to, among others, hypertension, lipid disorders, obesity and smoking. The findings of the Framingham Heart Study have been published in over 2,000 scientific articles. This cooperative research program commenced in the second quarter of 2009 and we have successfully completed the feasibility stage of the research and the first phase of the research plan involving proteomic discovery studies on specimens from the Framingham Heart Study. The CRADA contemplates research to be conducted over a five-year period.

Intellectual Property

The focus of our work is the discovery, development and commercialization of novel diagnostic tests based on biomarkers. Through our research and development efforts, we have developed expertise in proprietary methods using experimental design, biological sample preparation, high throughput biomolecular analyses exploiting high-

performance chromatography, mass spectrometry, immunological techniques, nuclear magnetic resonance spectrometry, analytical chemistry, data normalization, statistical analyses, integration of diverse instrument-generated data sets, specialized bioinformatics methods to interpret data sets, and quality assurance and control. We seek to protect these methods as trade secrets and, in some cases, by filing patent applications.

We seek to protect the diagnostic tests that we have developed based on our biomarker discoveries primarily through patents. The patentability of test methods and products based on biomarkers is well-established in most countries. Because we use an empirical as well as a hypothesis-driven approach to biomarker discovery, we measure many different molecules in each biological specimen. Thus, we may be able to identify multiple biomarkers and biomarker combinations that are associated with a clinical outcome of interest. We believe that this may enhance our ability to obtain patents for diagnostic tests based on our discoveries. However, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

We have a non-exclusive license to practice and commercialize technology covered by two issued U.S. patents and their foreign counterparts that relate to our methods for discovering biomarkers. In addition, as of February 28, 2011, we had one issued U.S. patent and 20 pending patent applications filed either with the U.S. Patent and Trademark Office or under the Patent Cooperation Treaty, or PCT, and foreign counterparts of certain of these patent applications. Where we consider it to be strategic to our business, we file patent applications in other countries or regions including Europe, Canada, Australia and Japan, or we file international applications under the PCT reserving our right to file such applications in countries who are party to the treaty. Of our pending U.S. and PCT patent applications, six applications relate to methods for discovering biomarkers, 13 applications relate to diagnostic products that are related to our biomarker discoveries, and one application relates to therapeutic methods that are related to our biomarker discoveries. We intend, where appropriate, to file additional patent applications and to in-license additional technology covered by patents or patent applications relating to new methods, discoveries or products. A subset of the intellectual property that we own or license relates to our galectin-3 test for heart failure. This intellectual property includes U.S. Patent No. 7,888,137, exclusively licensed from ACS Biomarker B.V. and nine corresponding patent applications pending in the U.S. and abroad, as well as an issued patent in Australia. The Australian patent, and any patent issuing from any of the other corresponding foreign patent applications, is scheduled to expire in September 2024. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026. We own a U.S. and PCT application relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own three U.S. patent applications and one PCT application related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements.

In addition to our internal biomarker discovery and diagnostic product development efforts, for which we plan to seek to obtain exclusive ownership rights, we participate in a Cooperative Research and Development Agreement, or CRADA, with NHLBI and Boston University to conduct certain biomarker discovery studies in the area of metabolic syndrome and atherosclerotic cardiovascular disease using samples and data from the Framingham Heart Study, through which we expect to obtain certain rights to patentable subject matter. We also expect to obtain certain ownership rights to intellectual property conceived in the conduct of the HRP initiative, a study of atherothrombotic cardiovascular disease that we initiated, and from our research, development and commercialization collaboration with Humana, as well as from our other initiatives or collaborations that we may undertake.

We maintain a policy of requiring our employees and consultants to execute confidentiality and invention assignment agreements upon commencement of their relationships with us. These agreements are designed both to enable us to protect and maintain the confidentiality of our trade secret information by prohibiting unauthorized disclosure or use of our technology, and to secure title to technology developed by us or on our behalf so that it may be protected through patent filings or other means.

Sales and Marketing

We intend to retain worldwide marketing rights to our products and we plan to be primarily responsible for generating demand, increasing market adoption, working with payors to make reimbursement and coverage determinations and ensuring that our biomarker-based tests realize their market potential. We plan to collaborate with our partners on the promotion of our tests, including the development of commercial plans by our partners, which will be governed by our partnership agreements. For promoting the utility of our tests to clinicians, laboratory decision makers, patients and other stakeholders, we intend to leverage the commercial capabilities of our partners, including diagnostic laboratory instrument manufacturers of automated assays for our tests and laboratory service providers. We intend to develop a limited sales force that will focus on promoting the utility of our tests with physicians, which will complement the sales activities by our partners. We have hired a senior executive to build our sales force and we are in the process of recruiting for a limited specialty sales team for our galectin-3 test. We have entered into an agreement with Kordia N.V. for the initial sales and distribution of our manual galectin-3 test in selected European countries.

Manufacturing

As part of our development and commercialization activities, we and our contract manufacturers will be required to comply with the FDA’s quality system regulation, or QSR, and other regulations which cover, among other things, the methods and documentation for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA monitors compliance with QSR through periodic inspections. In November 2010, the FDA conducted an inspection of our facilities in Waltham, Massachusetts for the first time. Following that inspection, the FDA issued a Form FDA-483 listing three inspectional observations (variances from protocols or other deficiencies) with respect to our facilities. The first observation related to how we documented our procedures and findings for an in-use stability study. This study was designed to determine the conditions under which our test components may be stored for reuse once opened. In response to the FDA observations, we have repeated this study using our third-party manufacturer, Corgenix. The results from the Corgenix-run study corroborated the results from our earlier study, which confirmed that our test components are stable (and therefore reliable) under specified storage conditions, and therefore, no further action is required. The second observation related to our documentation and implementation of corrective and preventative action procedures. The third observation related to documentation and implementation of training programs for our staff. We have taken corrective actions and believe we have remediated the noted deficiencies. While it is our intention to outsource the commercial manufacturing of our galectin-3 test and our other products under development, we do intend to continue performing studies as part of our internal product development activities. The Form FDA-483 did not require us to cease manufacturing or any other activities, and we intend to continue our operations in the normal course. For the commercial supply of our products, we intend to use established manufacturers that have experience with manufacturing diagnostic products using similar assay technologies that are also subject to FDA clearance and oversight. In 2009, we entered into a development and manufacturing agreement with Corgenix Medical Corporation. Corgenix develops, manufactures, distributes and markets in vitro diagnostic products based on ELISA technology using the microtiter format. Under this exclusive agreement, Corgenix will manufacture the BGM Galectin-3 test for distribution in the United States, Europe and elsewhere.

Competition

We believe that our technology platform, our ability to discover novel, proprietary diagnostic tests that aim to address unmet medical needs and our ability to provide such tests on a non-exclusive basis through established manufacturers and laboratory service providers represent the principal methods in which we intend to compete in the diagnostic industry.

We intend to compete by involving payors, leading scientists and other stakeholders in the selection and execution of our discovery and development projects so that our diagnostic tests may better address unmet medical needs. Access to patient samples and collaboration with leading scientists through our agreement with Humana and our leading role in the HRP initiative are examples of our engagement of these stakeholders. In addition, we are pursuing three distinct paths for commercialization of our diagnostic tests, including sales of manual versions of our diagnostic tests through laboratory service providers, sales by us through certified clinical laboratories and sales of automated versions of our diagnostic tests through leading diagnostic instrument manufacturers for use on their instruments, which we believe sets us apart from our competitors.

Established diagnostics companies, such as Abbott Diagnostics, Beckman Coulter, Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens have expanded into the molecular diagnostics area to complement their legacy routine testing businesses. In addition, commercial laboratories with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics, have expanded their testing capabilities to include molecular diagnostics. Specialized laboratories, such as Genomic Health and Myriad Genetics, also offer molecular diagnostic testing services.

We have identified a number of recent entrants to the field with competing technologies and approaches in molecular diagnostics. Companies that may compete with us in our current areas of focus, namely, cardiovascular disease, immune disorders and central nervous system disorders, include Athena Diagnostics, Atherotech, Celera Group, Dako, diaDexus, Liposcience, QIAGEN, Rules-Based Medicine, and XDx.

Regulatory

We intend to seek regulatory clearance, or if required, approval, for all of our diagnostic tests currently under development in the United States, European Union member states and other countries in which we believe that there are commercial opportunities the tests. The FDA recommends that sponsors such as us interact with the agency early and often in the development of these types of diagnostic products. We intend to follow this recommendation in an effort to reduce development risks and facilitate the regulatory process. In light of the importance of the U.S. market for our potential products, and because of the opportunity to seek and receive early FDA input on development programs, we will prioritize U.S. regulatory plans and submissions over other jurisdictions. In addition, we intend to identify opportunities to prepare and submit applications to European Union member states in compliance with EU-Directive 98/79/EC and other applicable standards. We plan to prioritize European Union member states based on market size, regulatory approvals and other considerations.

U.S. Regulations

Food and Drug Administration

In the United States, in vitro diagnostics are regulated by the FDA as medical devices. We plan to seek FDA clearance or approval for all of our diagnostic products currently under development. There are two regulatory pathways to receive authorization to market in vitro diagnostics, a 510(k) premarket notification and a premarket approval application, or PMA. The FDA makes a risk-based determination as to which pathway a particular in vitro diagnostic is eligible. For our first product, the BGM Galectin-3 test for heart failure, we submitted a 510(k) premarket notification to the FDA in March 2009. Upon review of our 510(k) application, the FDA determined that our device was not substantially equivalent to the legally marketed device to which we claimed substantial equivalence and therefore denied clearance. The FDA indicated that additional clinical and other data were required in support of our filing, and we re-submitted a 510(k) application in December 2009 with additional data. In February 2010, we received a letter from the FDA regarding our 510(k) application that requested additional clinical and statistical information to support our application and, after further contact with the FDA, we submitted our formal response to the FDA letter in August 2010. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test.

The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to FDA’s quality system regulation, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and postmarket surveillance. Class III devices are subject to most of the previously identified requirements as well as to premarket approval. Class I devices are exempt from premarket submissions to the FDA; most Class II devices require the submission of a 510(k) premarket notification to the FDA; and Class III devices require submission of a PMA. Most in vitro diagnostic kits are regulated as Class I or II devices and are either exempt from premarket notification or require a 510(k) submission.

510(k) Premarket Notification

A 510(k) notification requires the sponsor to demonstrate that a medical device is substantially equivalent to another marketed device, termed a “predicate device”, that is legally marketed in the United States and for which a PMA was not required. A device is substantially equivalent to a predicate device if it has the same intended use and technological characteristics as the predicate; or has the same intended use but different technological characteristics, where the information submitted to the FDA does not raise new questions of safety and effectiveness and demonstrates that the device is at least as safe and effective as the legally marketed device. Under current FDA policy, if a predicate device does not exist, the FDA may make a risk-based determination based on the complexity and clinical utility of the device that the device is eligible for de novo 510(k) review instead of requiring a PMA. The de novo 510(k) review process is similar to clearance of the 510(k) premarket notification, despite the lack of a suitable predicate device.

The FDA’s performance goal review time for a 510(k) application is 90 days from the date of receipt, however, in practice, the review often takes longer. In addition, the FDA may require information regarding clinical data in order to make a decision regarding the claims of substantial equivalence. Clinical studies of in vitro diagnostic products are typically designed with the primary objective of obtaining analytical or clinical performance data. If the FDA believes that the device is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter and designate the device as a Class III device, which will require the submission and approval of a PMA before the new device may be marketed. Under certain circumstances, the sponsor may petition the FDA to make a risk-based determination of the new device and reclassify the new device as a Class I or Class II device.

In August 2010, the FDA issued an assessment of the 510(k) program which contains certain recommendations to strengthen and clarify the 510(k) premarket review process for medical devices that do not need to undergo a full premarket approval review. The report recommends that the Center for Devices and Radiological Health develop a guidance document defining a subset of moderate-risk (Class II) devices, called Class IIb, for which clinical or manufacturing data typically would be necessary to support a substantial equivalence determination. In the event that such new Class IIb sub-classification is adopted, we believe that most of the tests that we may pursue would be classified as Class IIb devices. We cannot predict whether the FDA will adopt this sub-classification or, if adopted, what impact this sub-classification might have on the development and approval by the FDA of our galectin-3 tests. Based on the information currently available, however, we believe that the new sub-classification will provide additional clarity as to the requirements for FDA clearance and we believe that requirements for development and FDA clearance for novel products, such as our galectin-3 tests, will not materially change.

Premarket Approval

The PMA process is more complex, costly and time consuming than the 510(k) process. A PMA must be supported by more detailed and comprehensive scientific evidence, including clinical data, to demonstrate the safety and efficacy of the medical device for its intended purpose. If the device is determined to present a “significant risk,” the sponsor may not begin a clinical trial until it submits an investigational device exemption, or IDE, to the FDA and obtains approval from the FDA to begin the trial.

After the PMA is submitted, the FDA has 45 days to make a threshold determination that the PMA is sufficiently complete to permit a substantive review. If the PMA is complete, the FDA will file the PMA. The FDA is subject to a performance goal review time for a PMA that is 180 days from the date of filing, although in practice this review time is longer. Questions from the FDA, requests for additional data and referrals to advisory committees may delay the process considerably. Indeed, the total process may take several years and there is no guarantee that the PMA will ever be approved. Even if approved, the FDA may limit the indication for which the device may be marketed. The FDA may also request additional clinical data as a condition of approval or after the PMA is approved. Any changes to the medical device may require a supplemental PMA to be submitted and approved.

Laboratory Developed Tests

Although the FDA has consistently claimed that it has the regulatory authority to regulate laboratory-developed tests that are validated by the developing laboratory and has imposed labeling requirements for the results of tests utilizing analyte-specific reagents, it has generally exercised enforcement discretion and has not otherwise regulated most tests performed by laboratories that are certified under the Clinical Laboratory Improvement Act, or CLIA. In recent years, the FDA indicated that it was reviewing the regulatory requirements that will apply to laboratory-developed tests, and in September 2006, the FDA published a draft guidance document, which it revised in September 2007, or the Draft Guidance, that may be relevant to some of the tests we develop. The Draft Guidance describes the FDA’s position regarding potential regulation of IVDMIAs and the revision provided additional examples of the types of tests that would be subject to the Draft Guidance. An IVDMIA is a test system that employs data, derived in part from one or more in vitro assays, and an algorithm that usually, but not necessarily, runs on software, to generate a result that diagnoses a disease or condition or is used in the cure, mitigation, treatment, or prevention of disease. The FDA has recently issued numerous letters to corporations marketing genetic tests, which according to the letters, appear to meet the definition of a device as that term is defined in section 201(h) of the Federal Food Drug and Cosmetic Act. We consider the FDA’s recent statements and actions pertaining to other diagnostic tests consistent with our interpretation that the kind of tests we are pursuing are subject to FDA regulation.

In February 2007, the FDA cleared a 510(k) submission for Agendia’s MammaPrint® breast cancer recurrence test as the first IVDMIA cleared since the first version of the Draft Guidance was published. This was a complex test, based on profiling of 70 genes to determine if the patient was likely to develop a metastatic form of the disease in the future. In August 2008, the FDA cleared AlloMap by XDx as an aid in the management of patients following cardiac transplantation, and in September 2009, the FDA cleared OVA1 by Vermillion as an aid in the management of a patient with possible ovarian cancer. With these clearances, a regulatory framework appears to be forming in line with the Draft Guidance. The clearance of these complex tests suggests that the 510(k) process is the likely route for most, if not all, of the diagnostic tests that we are currently developing, and we intend to seek clearance under Section 510(k) for each of our diagnostic tests. Nevertheless, the FDA may require us to submit PMAs for our pipeline product candidates. We intend to conduct early and ongoing dialog with the FDA on each of our pipeline product candidates in order to obtain clarity around the classification and requirements prior to the commencement of larger-scale studies.

CLIA

Laboratories that perform testing on human specimens for the purpose of providing information for diagnosis, prevention or treatment of disease or assessment of health are subject to CLIA. This law imposes quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results. The FDA is responsible for the categorization of commercially marketed in vitro diagnostic, or IVD, tests under CLIA into one of three categories based upon the potential risk to public health in reporting erroneous results. The categories were devised on the basis of the complexity of the test, and includes waived tests, tests of moderate complexity, and tests of high complexity. Laboratories performing moderate- or high-complexity testing must meet the CLIA requirements for proficiency testing, patient test management, quality control, quality assurance and personnel.

If, in the future, we choose to set up a clinical laboratory to offer a testing service following FDA clearance of our tests, we will be required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Any clinical laboratory with which we might contract or to which we might sell our diagnostic tests would also be subject to these same requirements. Under CLIA, we will be required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. We believe that some of the tests that we are developing will be high-complexity tests. CLIA certified laboratories are typically subject to survey and inspection every two years to assess compliance with program standards. We currently do not have any plans to set up our own laboratory to offer clinical testing services.

We may also seek accreditation by the College of American Pathologists, or CAP, and licensed by some states. The CAP Laboratory Accreditation Program is an internationally recognized program that utilizes teams of practicing laboratory professionals as inspectors, and accreditation by CAP can often be used to meet CLIA and state certification requirements.

We currently do not intend to offer a testing service for any laboratory-developed tests, or LDTs, as defined under CLIA.

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. Covered Entities and their Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. Additionally, some state laws impose privacy protections more stringent than HIPAA. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We are not presently subject to HIPAA; however, we may become subject to the requirements of HIPAA in the future if we provide clinical laboratory testing services or enter into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity.

Our activities must also comply with other applicable privacy laws. For example, there are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue samples and associated patient information could significantly impact our business and our future business plans.

European Regulations

In the European Union, IVD medical devices are regulated under EU-Directive 98/79/EC, or the IVD Directive, and corresponding national provisions. The IVD Directive requires that medical devices meet the essential requirements set out in an annex of the directive. These requirements include the safety and efficacy of the devices. According to the IVD Directive, the Member States presume compliance with these essential requirements in respect of devices which are in conformity with the relevant national standards transposing the harmonized standards of which the reference numbers have been published in the Official Journal of the European Communities. These harmonized standards include ISO 13485:2003, the quality standard for medical device manufacturers.

IVD medical devices, other than devices for performance evaluation, must bear the CE marking of conformity when they are placed on the market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the relevant legislation implementing the relevant European Directive. As a general rule, the manufacturer must follow the procedure of the EC Declaration of conformity to obtain this CE marking. In the fourth quarter of 2009 we obtained CE Mark for the BGM Galectin-3 test for use as an aid in assessing the prognosis of patients with heart failure.

Each European country must adopt its own laws, regulations and administrative provisions necessary to comply with the IVD Directive. Member States may not create any obstacle to the placing on the market or the putting into service within their territory of devices bearing the CE marking according to the conformity assessment procedures.

Development

Article 152 of the EC-Treaty requires a high level of human health protection to be ensured in the definition and implementation of all Community policies and activities. Community action, which complement national policies, must be directed towards improving public health, preventing human illness and diseases, and obviating sources of danger to human health. On the basis of article 152(4)(a) of the EC-Treaty, the European Legislator is required to contribute to the achievements of these objectives through adopting measures setting high standards of quality and safety of organs and substances of human origin, blood and blood derivatives. These measures, however, may not prevent any Member State, however, from maintaining or introducing more stringent protective measures.

The use of bodily material, which already has been taken from humans, is not regulated by the European Legislator through specific directives. However, in the European Union the protection of individuals with regard to the processing of personal data is regulated under EU-Directive 95/46/EC, or the PD Directive. If specimens, such as blood plasma and urine, taken from patients relate to an identified or identifiable natural person, the use of such specimens falls within the scope of the PD Directive.

Member States prohibit the processing of personal data concerning health, unless processing of the data is required for the purposes of preventive medicine, medical diagnosis, the provision of care or treatment or the management of healthcare services, and where those data are processed by a health professional subject under national law or rules established by national competent bodies to the obligation of professional secrecy or by another person also subject to an equivalent obligation of secrecy. Individual European countries are free to further restrict the collection and the use of such bodily material.

Reimbursement

United States

In the United States, payments for diagnostic tests come from several sources, including third party payors such as insurance companies and health maintenance organizations; government health programs such as Medicare and Medicaid; and patients; and, in certain circumstances, hospitals or referring laboratories (who then bill health third-party payors for testing). If we offer our diagnostic tests as a service through a CLIA certified laboratory contracted by us, we would directly or indirectly be responsible for billing and collection of fees for the tests. Otherwise, billing and collection would be the responsibility of the companies that purchase or license our products.

Code Assignment

In the United States, a third-party payor’s decisions regarding coverage and payment are driven, in large part, by the specific Current Procedural Terminology, or CPT, code used to identify a test. The American Medical Association, or AMA, publishes the CPT Code, which is a listing of descriptive terms and identifying codes for reporting medical services and procedures. The purpose of the CPT Code is to provide a uniform language that accurately describes medical, surgical, and diagnostic services and therefore to ensure reliable nationwide communication among healthcare providers, patients, and third-party payors.

A manufacturer of in vitro diagnostic kits or a provider of laboratory services may request establishment of a Category I CPT code for a new product. Assignment of a specific CPT code ensures routine processing and payment for a diagnostic test by both private and government third-party payors. We have initiated the process to obtain an analyte-specific CPT code for measuring galectin-3 in plasma or serum, and based on the AMA’s submission process, we expect to be eligible to obtain an analyte-specific CPT Code for galectin-3 testing beginning with the 2013 Clinical Laboratory Fee Schedule. In the interim and prior to potentially obtaining an analyte-specific CPT code for galectin-3 testing, galectin-3 testing will be eligible, in accordance with coding requirements, for CPT-coding using established CPT method codes.

The AMA has specific procedures for establishing a new CPT code and, if appropriate, for modifying existing nomenclature to incorporate a new test into an existing code. If the AMA concludes that a new code or modification of nomenclature is unnecessary, the AMA will inform the requestor how to use one or more existing codes to report the test.

While the AMA’s decision is pending, billing and collection may be sought under an existing, non-specific CPT code. A manufacturer or provider may decide not to request assignment of a CPT code and instead use an existing, non-specific code for reimbursement purposes. However, use of such codes may result in more frequent denials and/or requests for supporting clinical documentation from the third-party payor and in lower reimbursement rates, which may vary based on geographical location.

Coverage Decisions

When deciding whether to cover a particular diagnostic test, private and government third-party payors generally consider whether the test is a covered benefit and, if so, whether it is reasonable and necessary for the diagnosis or treatment of illness and injury. Most third-party payors do not cover experimental services. Coverage determinations often are influenced by current standards of practice and clinical data, particular at the local level. The Centers for Medicare & Medicaid Services, or CMS, which is the government agency responsible for overseeing the Medicare program, has the authority to make coverage determinations on a national basis, but most Medicare coverage decisions are made at the local level by contractors that administer the Medicare program in specified geographic areas. Private and government third-party payors have separate processes for making coverage determinations, and private third-party payors may or may not follow Medicare’s coverage decisions. If a third-party payor has a coverage determination in place for a particular diagnostic test, billing for that test must comply with the established policy. Otherwise, the third-party payor makes reimbursement decisions on a case-by-case basis.

Payment

Payment for covered diagnostic tests is determined based on various methodologies, including prospective payment systems and fee schedules. In addition, private third-party payors may negotiate contractual rates with participating providers or set rates as a percentage of the billed charge. Diagnostic tests furnished to Medicare inpatients generally are included in the bundled payment made to the hospital under Medicare’s Inpatient Prospective Payment System. Payment for diagnostic tests furnished to Medicare beneficiaries in most other circumstances is made based on the Clinical Laboratory Fee Schedule, under which a payment amount is assigned to each covered CPT code. The law technically requires fee schedule amounts to be adjusted annually by the percentage increase in the consumer price index, or CPI, for the prior year, but Congress has frozen payment rates in certain years. For the 2011 calendar year the Clinical Laboratory Fee Schedule, or CLFS, was reduced across all listed tests by 1.75%. Medicaid programs generally pay for diagnostic tests based on a fee schedule, but reimbursement varies by state.

European Union

In the European Union the reimbursement mechanisms used by private and public health insurers vary by country. For the public systems reimbursement is determined by guidelines established by the legislator or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the healthcare system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which again can vary by country.

Employees

As of February 28, 2011, we employed 39 full-time employees, of whom 20 had advanced degrees, 26 were engaged in research and development, 5 performed sales and marketing functions and 8 performed general and administrative functions. We plan to continue to expand our research and development and commercialization activities. To support this growth, we will need to expand managerial, research and development, operations, finance and other functions. None of our employees is represented by a labor union, and we consider our relationships with our employees to be good.

Company History and Available Information

We were incorporated in Delaware in February 2000 and later that year chose the name Beyond Genomics, Inc. In October 2004, we changed our name to BG Medicine, Inc. We maintain our operations at 610 Lincoln Street North, Waltham, Massachusetts 02451, and our phone number is (781) 890-1199. Our Internet website address is www.bg-medicine.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are those that we currently believe may materially affect us. If any of the following risks actually occur, they may materially harm our business, our financial condition and our results of operations.

Risks Related to Our Business and Strategy

We are an early stage company with a history of losses, we expect to incur losses for at least the next several years, and we may never achieve profitability.

We have incurred substantial net losses since our inception in February 2000. For the years ended December 31, 2008, 2009 and 2010, we incurred net losses of $15.1 million, $16.1 million and $17.2 million, respectively. Our accumulated deficit was approximately $95.7 million at December 31, 2010. We expect to continue to incur substantial net losses for at least the next several years, and these losses are likely to increase in the near-term.

Historically, we have generated limited revenue from our biomarker discovery and analysis services agreements. Additionally, we have only recently begun limited marketing and sales activities in Europe relating to our first diagnostic test for galectin-3, and, to date, we have recognized only a limited amount of product revenue. As we continue the discovery and development of our diagnostic product candidates, our expenses are expected to increase significantly. Accordingly, we will need to generate significant revenue to achieve profitability. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. Even as we begin selling this test and potentially other products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will decline.

Our business is dependent on our ability to successfully develop and commercialize novel diagnostic products and services based on biomarkers. If we fail to develop and commercialize diagnostic products, we may be unable to execute our business plan.

Historically, we have generated revenue from initiatives, collaborations and biomarker discovery and analysis services agreements with pharmaceutical companies and healthcare organizations. Our current business strategy, however, focuses on discovering, developing and commercializing diagnostic products and services based on biomarkers, and we do not expect to continue to receive significant revenue from performing biomarker discovery and analysis services for third parties. The success of our business will depend on our ability to develop and commercialize diagnostic products based on the candidates that we currently have in our product pipeline, as well as others that we might develop internally or in-license in the future.

Prior to commercializing our diagnostic products, we are required to undertake time-consuming and costly development activities, sometimes including clinical studies, and to obtain regulatory clearance or approval, for which the outcome is uncertain. We have limited experience in taking biomarker discovery projects through the development and commercialization stages. There are considerable risks involved in these activities. The science and methods that we are employing are innovative and complex, and it is possible that our product development programs will ultimately not yield diagnostic tests for commercialization. Products that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may still fail to obtain the necessary regulatory clearances or approvals. Few research and development projects result in commercial products, and perceived viability in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a product candidate, or we may be required to expend considerable resources obtaining additional clinical and nonclinical data, which would adversely impact the timing for generating potential revenue from those product candidates. If our discovery and development programs yield fewer commercial products than we expect, we may be unable to execute our business plan, and our business, financial condition and results of operations may be adversely affected.

We may not be able to successfully commercialize our galectin-3 test or complete our AMIPredict studies in the timeframes we expect.

We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. In addition, we are currently conducting additional validation studies using the automated version of our AMIPredict product candidate and expect to complete these validation studies in the first half of 2011. Commercial introduction of the automated version of our galectin-3 test and our AMIPredict product will require FDA clearance or approval. There are a variety of risks and uncertainties that may cause delays in, or prevent us from, successfully commercializing our galectin-3 test or achieving these development milestones in accordance with our planned timeline, or at all, which we explain in greater detail in the sections titled “Business — BGM Galectin-3 in Heart Failure — Overview,” “Business — BGM Galectin-3 in Heart Failure — Commercialization” and “Business — AMIPredict for Acute Atherothrombosis (Cause of Heart Attack or Stroke) — Additional Studies Planned.” Delays may result from unanticipated problems in product development, an inability to obtain regulatory clearance or approval on a timely basis, and an inability to successfully enter into partnerships with diagnostic laboratory instrument companies and other risks described elsewhere in this Annual Report on Form 10-K.

We may never successfully commercialize our diagnostic tests. If we are unable to execute our commercialization strategy, we may be unable to generate sufficient revenue to sustain our business.

We are an early stage company and have engaged in only limited sales and marketing activities for our first product, the BGM Galectin-3 test for heart failure. To date, we have recognized only a limited amount of product revenue. We are in the process of transitioning into a commercial organization, and we have only very limited experience to date in conducting commercial activities.

We anticipate that a substantial portion of any future product revenue will come from sales of our galectin-3 test. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. In addition, the test has obtained CE Mark in the European Union, but we have commenced only limited sales and marketing activities in the region.

Our success in commercializing our galectin-3 test and any other product candidates that we are able to develop will require that we expand or develop a wide variety of operational functions with which to date we have had little or no experience. We intend to retain worldwide marketing rights to our products, and we will be primarily responsible for generating demand, increasing market adoption, working with payors to make reimbursement and coverage determinations and ensuring that our biomarker-based tests realize their market potential. To accomplish this, we will need to create a commercial infrastructure that we do not currently have. We have hired a senior sales executive, but to execute our strategy we also plan to hire a limited number of professionals to form our specialty sales force. Sales professionals with the necessary technical and business qualifications we plan to hire are in high demand, and we may have difficulty hiring or retaining them. We plan to distribute and market our products initially through U.S. national and regional laboratory service providers, such as LabCorp, and through large diagnostic laboratory instrument manufacturers, such as Abbott, Alere, bioMérieux and Siemens. Moreover, even if we are able to implement this strategy, we will be largely dependent on these third parties for the commercial success of our products. They may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. Our strategy to leverage the expertise, marketing resources and installed base of these potential partners may ultimately fail.

If the marketplace does not accept our galectin-3 test or any other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.

Even though we believe that the manual version of our BGM Galectin-3 test and our other diagnostic product candidates represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for us. As is the case with all novel biomarkers, we must establish a market for our galectin-3 test and build that market through physician education and awareness programs. We have built and launched an educational website for Europe supporting the clinical utility of our galectin-3 test for use in heart failure. Publication in peer review journals of results from studies using our products will be an important consideration in the adoption by physicians of our products. The process of publication in leading medical journals is subject to a peer review process. Peer reviewers may not consider the results of our galectin-3 studies sufficiently novel or worthy of publication. Failure to have our studies published in peer review journals may adversely affect adoption of our products.

Under our collaboration agreements with Abbott, Alere, bioMérieux and Siemens for the commercialization of our galectin-3 test, we bear primary responsibility for validating the clinical utility of our galectin-3 test. We are also responsible for promoting the utility of the galectin-3 biomarker, including developing and executing plans to raise awareness of, and create demand for, our galectin-3 test among clinicians and payors, as well as developing and implementing a reimbursement strategy for our galectin-3 test. We have little experience in these types of activities. We may be unable to demonstrate that our galectin-3 test provides incremental benefits over currently available heart failure diagnostic tests sufficient to ensure adoption of our test. Our ability to successfully commercialize the diagnostic products that we may develop will depend on numerous factors, including:

➢	whether healthcare providers believe our galectin-3 test and any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility;

➢	whether the medical community accepts that our diagnostic products have sufficient sensitivity and specificity to be meaningful in patient care and treatment decisions; and

➢	whether health insurers, government health programs and other third-party payors will cover and pay for our diagnostic tests and the amount they will reimburse.

These factors may present obstacles to commercial acceptance of our diagnostic product candidates. If these obstacles arise, we may need to devote substantial time and money to surmount these obstacles, and we might not be successful. Failure to achieve widespread market acceptance of our diagnostic products would materially harm our business, financial condition and results of operations.

Health insurers and other third-party payors may decide not to cover our diagnostic products or may provide inadequate reimbursement, which could jeopardize our commercial prospects.

In the United States, the regulatory process that allows diagnostic tests to be marketed is independent of any coverage determinations made by third-party payors. For new diagnostic tests, private and government payors decide whether to cover the test, the reimbursement amount for a covered test and the specific conditions for reimbursement. Physicians may order diagnostic tests that are not reimbursed by third-party payors, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product.

Each third-party payor makes its own decision about which tests it will cover and how much it will pay, although many payors will follow the lead of Medicare. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of our products to each payor separately, with no assurance that approval will be obtained. If third-party payors decide not to cover our diagnostic tests or if they offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited. Even if one or more third-party payors decides to reimburse for our tests, a third-party payor may stop or lower payment at any time, which would reduce revenue. We intend to develop a strategy to advocate for desired coverage and payment levels, which will include aligning ourselves with third-party payors to encourage the acceptance of our products. However, we cannot predict whether third-party payors will cover our tests or offer adequate reimbursement. We also cannot predict the timing of such decisions. In addition, physicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

In the United States, the American Medical Association assigns specific CPT codes, which are a medical nomenclature used to report medical procedures and services under public and private health insurance plans. Once the CPT code is established, the CMS establishes reimbursement payment levels and coverage rules for Medicare, and private payors establish rates and coverage rules independently. We have initiated the process to obtain an analyte-specific CPT code for measuring galectin-3 in plasma or serum. Based on the AMA’s submission process, we expect to be eligible to obtain an analyte-specific CPT Code for galectin-3 testing on the 2013 Clinical Laboratory Fee Schedule or thereafter. However, we cannot guarantee that our galectin-3 test will receive its own analyte-specific CPT code and will be approved for reimbursement by Medicare or other third-party payors. Additionally, any or all of our diagnostic tests developed in the future may not be approved for reimbursement or may be approved at a level that limits our commercial success.

In addition, payment for diagnostic tests furnished to Medicare beneficiaries is made based on a fee schedule set by

CMS in most instances. In recent years, payments under these fee schedules have decreased and may decrease more, which could jeopardize our commercial prospects. Reimbursement decisions in the European Union and in other jurisdictions outside of the United States vary by country and region and there can be no assurance that we will be successful in obtaining adequate reimbursement.

We expect to face intense competition, often from companies with greater resources and experience than us.

The diagnostics industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we do. Some of these competitors and potential competitors have more experience than we do in the development of diagnostic products, including validation procedures and regulatory matters. In addition, we expect that our diagnostic products, if successfully developed, will compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we do. We are aware of other diagnostic tests under development, which, if successfully developed and commercialized, would compete with our products. Our competitors, some of whom we collaborate with and will rely on to commercialize our products, may include established diagnostics companies, such as Abbott, Beckman Coulter, Roche Diagnostics, General Electric, Alere, LabCorp, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens. We may also compete with national laboratory services providers with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics, and specialized laboratories, such as Genzyme Genetics and Myriad Genetics. Companies that may compete with us in cardiovascular disease, immune disorders and central nervous system disorders include Athena Diagnostics, Atherotech, Celera Group, Dako, diaDexus, QIAGEN, Liposcience, Rules-Based Medicine and XDx. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

We are dependent on third parties for the patient samples that are essential to our biomarker discovery and diagnostics product development plans.

To pursue our biomarker discovery and diagnostics product development program, we will need access, over time, to thousands of patient samples, including blood, blood plasma and serum, urine and other fluids. We do not have direct access to a supply of patient samples. As a result, we have made arrangements with third parties, such as academic medical centers, government programs and payors such as Humana, that we believe will give us access to a significant number of patient samples over the coming years. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are “Covered Entities” under HIPAA. Under this law, these parties may have to obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We are not presently a Covered Entity or a Business Associate of a Covered Entity subject to HIPAA; however, we may become a Covered Entity or a Business Associate of a Covered Entity in the future, if we provide clinical laboratory testing services. We may lose access to patient samples provided by such third parties, or have that access limited, because the third parties decrease the number of patient samples they provide, due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting our ability to obtain patient samples and associated information. In certain instances, we owe the party providing the samples for our research programs payments which may be related to the sales of products derived from those research programs. In addition, we may be forced to actively pursue patient samples from other sources for the diagnostic testing indications we pursue, which could be expensive and time consuming. If we fail to secure and maintain an adequate supply of patient samples, or if our existing supply arrangements are terminated or result in access to fewer samples than expected, our ability to pursue our biomarker discovery and development efforts may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party suppliers for some of our laboratory instruments and supplies used in biomarker discovery and development and we will rely on third-party suppliers for the commercialization of our products. If any of these supply arrangements are interrupted or terminated, we may not be able to find adequate replacements on a timely basis or at all.

We rely on mass spectrometry equipment and other advanced instruments from Applied Biosystems and other vendors to generate the vast majority of data for our biomarker discovery and development projects. In addition, we anticipate that we will rely on Abbott, Alere, bioMérieux, Siemens and other vendors to supply us with laboratory immunochemistry instruments and reagents for the development and future commercialization of the BGM

Galectin-3 test for heart failure, AMIPredict and future diagnostic product candidates. If we were to lose any of these suppliers or if our suppliers were to become unwilling or unable to provide these materials in required quantities or on our required timelines, we would be required to identify new suppliers with similar instrumentation, reagents and software capable of supporting our discovery and development efforts based on our proprietary technologies, or possibly modify our discovery and development processes and procedures. If supplies for the BGM Galectin-3 test for heart failure, AMIPredict or any future diagnostic product candidates are interrupted or terminated, we may need to repeat some or all of our development studies for such products, and we may need to seek a new or amended FDA registration for such products. We may not be able to identify or contract with acceptable replacement sources on a timely basis, on acceptable terms, or at all. If we are able to identify other suppliers, there is no guarantee that we would be able to transfer our technologies to new instruments and equipment or substitute reagents or other materials with comparable results or on a timely basis. We may also become involved in disputes with our third-party suppliers or we may become party to disputes between these suppliers and other parties, which could be expensive and time consuming. Delays or difficulties experienced with these third-party suppliers would have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We expect to continue to incur substantial net losses for at least the next several years. We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through 2012. If we are not able to generate significant revenues from sales of our galectin-3 tests by the end of 2012, we will need to raise funds to continue our operations and to develop and potentially commercialize our second product candidate, AMIPredict. If we incur delays in commencing commercialization of our galectin-3 test or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to this time.

We cannot be certain that additional capital will be available when needed or that our actual cash requirements will not be greater than anticipated. Financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend on various factors, such as market conditions and our financial condition and outlook. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to obtain financing on terms favorable to us, we may be unable to execute our business plan and we may be required to cease or reduce development or commercialization of our product candidates, sell some or all of our technology or assets or merge with another entity.

Declining general economic or business conditions may have a negative impact on our business.

Continuing concerns over U.S. healthcare reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession. If the economic climate does not improve or continues to deteriorate, our business, including our access to patient samples and the addressable market for diagnostic tests that we may successfully develop, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property proves inadequate, our ability to successfully commercialize our proposed products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and diagnostic tests that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. We rely on both patents and trade secrets to protect the proprietary aspects of our methods and discoveries. We have a non-exclusive license to practice and commercialize technology covered by two issued U.S. patents and their foreign counterparts that relate to our methods for discovering biomarkers. As of February 28, 2011, we have one issued U.S. patent and 20 pending patent applications filed either with the U.S. Patent and Trademark Office or under the PCT and foreign counterparts of certain of these patent applications. A subset of the intellectual property that we own or license relates to our galectin-3 test for heart failure. This intellectual property includes U.S. Patent No. 7,888,137, exclusively licensed from ACS Biomarker B.V. and nine corresponding patent applications pending in the U.S. and abroad, as well as an issued patent in Australia. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026. The Australian patent is scheduled to expire in September 2024 and any patent issuing from the foreign patent applications corresponding to this Australian patent would also be scheduled to expire in September 2024. We own a U.S. and PCT application relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own three U.S. patent applications and one PCT application related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection. We have filed or have license rights to a number of patent applications related to our proprietary methods and diagnostic tests, but we do not yet have any issued patents in the United States or Europe. Moreover, several of our owned and licensed patent applications are in an early stage of prosecution, and we cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

The patentability of biomarkers and of test methods and products based on biomarkers is well-established in most countries. However, the issue of any patent, including the patents for which we have applied, depends upon a detailed interpretation of the specific patent claims and prior art, and generally is highly uncertain because of the complex legal and factual considerations it involves. In recent years, patentability issues have been the subject of much litigation. The result of these legal developments may preclude or limit the patent protection available for our diagnostic tests, such as those we use to develop our proposed products. The patentability of claims currently pending, the validity and enforceability of issued or to be issued patent claims and the commercial value of our patent rights, therefore, are highly uncertain.

In addition, we cannot be certain that we hold the rights to the technology covered by pending patent applications or to other proprietary technology required for us to commercialize our proposed products. Rights in applications filed by us or our licensors may be affected adversely by patent applications filed by others which have not yet been published. For example, because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after this date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity or co-exclusivity. It is also possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we will not be able to market our proposed products.

If third parties assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent the development or commercialization of our proposed products.

Our ability to commercialize our proposed products depends on our ability to develop, manufacture, market and sell our proposed products without infringing the proprietary rights of third parties. Third parties may allege that our proposed products or our methods or discoveries infringe their intellectual property rights. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in fields that relate to our proposed products and our underlying methodologies and discoveries, including patents and patent applications claiming methods for the discovery of biomarkers or biomarker sets and assay systems and methods designed to exploit them clinically in drug discovery efforts or in selection of patients.

A third party may sue us for infringing its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of third party proprietary rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s attention from other aspects of our business. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

If we are found to infringe upon intellectual property rights of third parties, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some or all of our products, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Moreover, we expect that a number of our collaborations will provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaborators to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenue from products developed through collaborations.

Many of our employees were previously employed at universities or other biotechnology, pharmaceutical or diagnostic products companies, including our competitors or potential competitors. While we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed the former employer’s intellectual property, trade secrets or other proprietary information. Litigation based on such allegations may be brought against us, and even if we are successful in defending ourselves, we could incur substantial costs and our management could be distracted. If we fail in defending such allegations, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary technology, processes and know-how that is not patentable or for which we have elected not to seek patent protection.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, including particularly our biomarker discovery methodologies. In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators, contract manufacturers and advisors to execute confidentiality agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, in particular as we are required to make such information available to a larger pool of people as we seek to expand our discovery and development efforts and commercialize our proposed products. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees and consultants have previous employment or consulting relationships. Also, others may independently develop substantially equivalent technology, processes and know-how or otherwise gain access to our trade secrets. If we are unable to protect the confidentiality of our proprietary technology, processes and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

Several of our collaboration agreements provide for licenses to us of intellectual property or sharing of rights to intellectual property that is important to our business, and we may enter into additional agreements in the future that provide licenses to us of valuable technology. These licenses impose, and future licenses may impose, various commercialization, milestone and other obligations on us, including the obligation to terminate our use of patented subject matter under certain contingencies. If a licensor becomes entitled to, and exercises, termination rights under a license, we would lose valuable rights and our ability to develop our products. We may need to license other intellectual property to commercialize future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

Risks Related To the Growth of Our Management Team, Workforce, Manufacturing and Facilities

Our future success depends on our ability to retain our chief executive officer and other key employees and to attract, retain and motivate qualified personnel.

Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, we are highly dependent on Pieter Muntendam, M.D., our President and Chief Executive Officer, and the other principal members of our executive team. All of the arrangements with the principal members of our executive and scientific teams may be terminated by us or the employee at any time without notice. The loss of any of these persons’ expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. In addition, the loss of the services of any member of our senior management or our scientific staff may impede the achievement of our research, development and commercialization objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any. There can be no assurance that we will be successful in hiring or retaining qualified personnel, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Recruiting and retaining qualified scientific personnel and, in the future, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among pharmaceutical, biotechnology and diagnostic companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain “key person” insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, clinical research, and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

To accommodate the commercial launch of any diagnostic products that we are able to develop successfully and the demands of being a public company, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If our sole laboratory facility becomes damaged or inoperable, our ability to pursue our discovery and development efforts may be jeopardized.

We currently perform all of our biomarker discovery and development work in our laboratories at our headquarters in Waltham, Massachusetts. At the present time, we do not have redundant laboratory facilities. Our facilities could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding and power outages, which may render it difficult or impossible for us to perform our biomarker discovery and development work for some period of time. A key component of our discovery engine is our unique access to biological samples, and the resulting data sets and medical histories that form the foundation of our biomarker discovery and clinical validation. Access to suitable samples for discovery or validation is often an important gating factor for our discovery projects. If these biological samples or related data are damaged or compromised, our ability to pursue our discovery and development projects, as well as our reputation, may be jeopardized. In some cases, the samples are unique and irreplaceable. Furthermore, our facilities and the equipment we use to perform our discovery and development work could be costly and time-consuming to repair or replace. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If the patient samples to which we have obtained access are damaged or we lose operation of our laboratory facilities for any extended period of time, our discovery and development projects could be delayed, and our reputation and relationships with collaborators could be harmed. In order to establish a redundant laboratory facility, if necessary, we would be required to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees and establishing the additional operational and administrative infrastructure necessary to support a second facility.

Failure in our information technology and storage systems could significantly disrupt the operation of our proprietary technology platform and our ability to discover and validate biomarkers, which would adversely impact our development and commercialization efforts.

Our ability to execute our business plan depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems, which support our discovery and development platform. Our platform integrates molecular measurement technologies based on specialized mass spectrometry, chromatography, nuclear magnetic resonance spectroscopy and multiplexed assay technologies. Due to the sophisticated nature of our proprietary technology platform, we are substantially dependent on our IT systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business.

We rely on a single third party to manufacture and supply our product candidates. Any problems experienced by this vendor could result in a delay or interruption in the supply of our product candidates to us until this vendor cures the problem or until we locate and qualify an alternative source of supply.

The manufacture of our diagnostic product candidates requires specialized equipment and utilizes complicated production processes that would be difficult, time-consuming and costly to duplicate. Corgenix Medical Corporation is currently the third-party manufacturer of our galectin-3 test. Any prolonged disruption in the operations of our third-party manufacturer could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development and any commercialization costs. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or put in place third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies for the validation and commercialization of our product candidates could negatively affect our business.

In pursuing the first path of our commercialization strategy for our manual BGM Galectin-3 test for heart failure, we plan to rely initially on LabCorp to provide the majority of our manual galectin-3 testing services in the United States. Any disruptions in LabCorp’s operations could result in a delay or interruption of the galectin-3 testing service.

We are pursuing three distinct paths for the commercialization of our diagnostic tests, including sales of manual versions of our tests through laboratory service providers, sales by us through certified clinical laboratories and sales of automated versions of our tests through leading diagnostic instrument manufacturers for use on their instruments. In pursuing the first path of our commercialization strategy for our manual BGM Galectin-3 test for heart failure, we plan to rely initially on Labcorp to provide a majority of our manual galectin-3 testing services in the United States. We may suffer losses as a result of any business interruptions experienced by LabCorp. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations. Any prolonged disruption in LabCorp’s operations could have a significant negative impact on our ability to successfully commercialize our galectin-3 test by selling manual versions of our galectin-3 test through laboratory service providers in the United States until LabCorp cures the problem or until alternate testing sites are established or arrangements have been made with alternate providers of laboratory testing services, which we may not be able to do on acceptable terms, if at all, and which may increase our commercialization costs. Additionally, the delays associated with identifying and setting up alternate laboratory service providers could negatively affect the adoption of galectin-3 testing by physicians.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage, and such claims may harm our business in other ways.

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of diagnostic products. Although we currently maintain limited product liability insurance, we anticipate needing to secure additional product liability insurance for the development and commercialization of our product candidates. We cannot be certain whether we will be able to secure such insurance on commercially reasonable terms, or at all. A product liability claim in excess of any insurance coverage we may obtain would have to be paid out of our cash reserves and could harm our business. In addition, any injunction or other restriction on our ability to sell against one of our product candidates could harm our business.

If we complete our development of any diagnostic tests, the marketing, sale and use of our tests could lead to the filing of product liability claims if someone were to allege that our product failed to perform as it was designed. A product liability claim could result in substantial damages and be costly and time consuming for us to defend. We cannot provide assurance that our product liability insurance would protect us from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our product candidates, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.

Our activities involve hazardous materials and may subject us to environmental liability or other costs.

Certain activities of our businesses involve the controlled use of limited quantities of hazardous, biological and radioactive materials and may generate biological waste. We and our manufacturers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We cannot eliminate the risk of accidental contamination or discharge and liability for any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals or be held liable for damages or penalized with fines. Although we currently maintain limited insurance to cover claims related to hazardous materials or environmental liability claims, any claims in excess of our insurance coverage would be required to be paid out of our cash reserves and could harm our business, financial condition and results of operations. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

Risks Related To Regulatory Approval and Other Government Regulations

Although we recently received FDA clearance for our manual BGM Galectin-3 test for heart failure, we may not obtain regulatory clearance for the automated version of this test or for our other diagnostic product candidates when expected, if at all.

In the United States, we intend to seek FDA clearance or approval for all of our products prior to their launch for clinical use, whether offered as a diagnostic kit or laboratory service. The FDA process can be lengthy and unpredictable. For example, for our first product, the BGM Galectin-3 test for heart failure, we initially submitted a 510(k) premarket notification to the FDA in March 2009. Upon review of our 510(k) application, the FDA determined that our device was not substantially equivalent to the legally marketed device to which we claimed substantial equivalence and therefore denied clearance. The FDA indicated that additional clinical and other data were required in support of our filing, and we re-submitted a 510(k) application in December 2009 with additional data. In February 2010, we received a letter from the FDA regarding our 510(k) application that requested additional clinical and statistical information to support our application and, after further contact with the FDA, we submitted our formal response to the FDA letter in August 2010. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test.

Commercial introduction of the automated version of our galectin-3 test and our AMIPredict product will require FDA clearance or approval. If we submit a 510(k) application for any of our product candidates and the FDA denies our request, we may be required to seek and obtain PMA. The PMA process is more complex, costly and time-consuming than the 510(k) process. A PMA must be supported by more detailed and comprehensive scientific evidence, including clinical data, to demonstrate the safety and efficacy of the medical device for its intended purpose. Any material delays in our receipt of regulatory clearance or approval for our automated galectin-3 test and our other product candidates in development, or our failure to obtain such clearances or approvals at all, would have a material adverse effect on our business, financial condition and results of operations.

To market our products in Europe, we must obtain CE mark and may, in some cases, need marketing approval from the European Medicines Agency. In October 2009, we obtained CE Mark in the European Union for our first product, our galectin-3 test for heart failure.

Changes in regulatory review procedures, approval requirements or enactment of additional regulatory approval requirements may delay or prevent us from marketing our proposed products. The process of obtaining regulatory clearances or approvals to market medical devices, including in vitro diagnostic test kits, from the FDA and similar regulatory authorities outside of the United States can be costly and time-consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis or at all. Furthermore, each regulatory agency may impose its own requirements and may refuse to grant approval or may require additional data before granting marketing approval even if marketing approval has been granted by other agencies. For example, in seeking clearance from the FDA for our galectin-3 test, we relied on samples from previously concluded studies sponsored by other parties to determine the clinical utility of our galectin-3 test, and we may do so for our other product candidates. While the FDA accepted such data in support of our galectin-3 test, and we believe it has accepted such data in other cases, the FDA may require us to conduct our own prospective studies to support future product clearances or approvals, which would make the development and validation of our product candidates more costly and time-consuming.

Our manual BGM Galectin-3 test for heart failure and any future products cleared by the FDA will be subject to ongoing regulation by the FDA. Failure to comply with such regulation could cause a material adverse effect on our business, financial condition and results of operations.

After a device is placed on the market, numerous regulatory requirements apply. These include:

➢	compliance with QSR;

➢	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on marketing; and

➢	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

➢	warning letters;

➢	fines, injunctions, and civil penalties;

➢	recall or seizure of our products;

➢	operating restrictions, partial suspension or total shutdown of production;

➢	refusal to grant 510(k) clearance or PMAs of new products;

➢	withdrawal of 510(k) clearance or PMAs that are already granted; and

➢	criminal prosecution.

Being subject to any of these sanctions could adversely affect our business, financial condition and results of operations.

Even if we are successful in obtaining regulatory clearance or approval for our product candidates, we will be subject to regulations under additional federal and state laws.

If we develop diagnostic tests suitable for commercialization, and after receiving all necessary regulatory clearances and approvals, we will be subject to national, regional and local regulations. For example, in the United States, the regulations which we may be subject to include:

➢	the federal Food, Drug and Cosmetic Act and its related rules, regulations, guidance documents and other interpretations relating to the manufacture and marketing of medical products;

➢	the federal Medicare and Medicaid Anti-kickback Law, and state anti-kickback prohibitions;

➢	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

➢	HIPAA;

➢	the various state laws governing patient privacy; and

➢	the federal civil and criminal False Claims Act.

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

If in the future we decide to operate our own laboratory for our diagnostic tests, we will become subject to the CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. There can be no assurances that we will be able to obtain CLIA accreditation, or if we do, that we would be able to renew it. If we are unable to obtain CLIA accreditation, we may be limited in our ability to perform testing, which would limit our revenue and harm our business.

Any action brought against us for violation of these laws or regulations, even if we prevail, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines. We could also be required to refund any improperly received payments, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business, financial condition and results of operations.

If we or our third-party manufacturer fail to comply with the FDA’s quality system regulation, or if we are not successful in addressing the observations included in a Form FDA-483 that we recently received, the development and manufacture of our products could be delayed or interrupted and our products may be subject to product recalls.

We and our contract manufacturers are required to comply with the FDA’s QSR and other regulations which cover, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA monitors compliance with QSR through periodic inspections. In November 2010, the FDA conducted an inspection of our facilities in Waltham, Massachusetts for the first time. Following that inspection, the FDA issued a Form FDA-483 listing three inspectional observations (variances from protocols or other deficiencies) with respect to our facilities. The first observation related to how we documented our procedures and findings for an in-use stability study. This study was designed to determine the conditions under which our test components may be stored for reuse once opened. In response to the FDA observations, we have repeated this study using our third-party manufacturer, Corgenix. The results from the Corgenix-run study corroborated the results from our earlier study, which confirmed that our test components are stable (and therefore reliable) under specified storage conditions, and therefore, no further action is required. The second observation related to our documentation and implementation of corrective and preventative action procedures. The third observation related to documentation and implementation of training programs for our staff. We have taken corrective actions and believe we have remediated the noted deficiencies. However, we cannot be sure that our remedial measures will be acceptable to the FDA or that the FDA will not cite further deficiencies in subsequent inspections. While it is our intention to outsource the commercial manufacturing of our galectin-3 test and our other products under development, we do intend to continue performing studies as part of our internal product development activities. The Form FDA-483 did not require us to cease manufacturing or any other activities, and we intend to continue our operations in the normal course. If the FDA determines that we or our contractors are not in compliance with applicable regulatory standards or that we did not adequately remediate the noted deficiencies, we could be prevented or forced to delay the development or manufacture of our products, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, any failure to maintain QSR compliance could force us to cease the development or manufacture of our products and subject us to other enforcement sanctions, including withdrawal of our products from the U.S. or foreign markets, and delay or interrupt the development or manufacture of additional products.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products, including our diagnostic products, and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices we believe are fair for any diagnostic products we may develop and commercialize. Changes in healthcare policy, such as the creation of broad limits for diagnostic products, could substantially interrupt the sale of future diagnostic tests, increase costs, divert management’s attention and adversely affect our ability to generate revenues and achieve profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to healthcare availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to sell any diagnostic products we may develop and commercialize profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA, which may have far reaching consequences for life science companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. In addition, certain members of Congress have declared their intentions to effect the repeal of some or all of PPACA, adding further uncertainty to the law’s future impact on us.

Further federal and state proposals and healthcare reforms could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the PPACA, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

Risks Related To Our Common Stock

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Global Market. Additionally, the public float of our common stock is approximately 53% of our outstanding shares of common stock, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

Since our initial listing on The NASDAQ Global Market on February 4, 2011, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies quoted on The NASDAQ Global Market. The quotation of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

The public float of our common stock is approximately 53% of our outstanding shares of common stock, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our stock price is likely to be volatile and the market price of our common stock may drop.

Prior to our initial public offering in February 2011, there was not a public market for our common stock and it is too early to determine whether an active trading market will develop and continue. There is a limited history on which to gauge the volatility of our stock price. The stock markets, and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. Some of the many factors that may cause the market price of our common stock to fluctuate include:

➢	our ability to commercialize the products, if any, that we are able to develop;

➢	the progress and results of our biomarker discovery and product candidate development efforts;

➢	actions taken by regulatory authorities with respect to our product candidates, or our sales and marketing activities;

➢	regulatory developments in the United States, the European Union and other jurisdictions;

➢	the outcome of legal actions to which we may become a party;

➢	announcements concerning product development results or intellectual property rights of others;

➢	announcements of technological innovations or new products by us or our competitors;

➢	changes in financial estimates or recommendations by securities analysts;

➢	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

➢	restatements of our financial results and/or material weaknesses in our internal controls;

➢	publication of research reports about us or the diagnostic products industry by securities or industry analysts;

➢	fluctuations in our operating results; and

➢	deviations in our operating results from the estimates of securities analysts or other analyst comments.

Any broad market fluctuations may adversely affect the trading price of our common stock. Investors may not be able to sell when they desire due to insufficient buyer demand and may realize less than, or lose all of, their investment.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our financial condition, operating results and reputation.

Insiders control a substantial amount of our outstanding common stock, which could delay or prevent a change in corporate control or result in the entrenchment of management and/or the board of directors.

Certain of our directors, principal stockholders and/or their affiliates, including Flagship Ventures, or Flagship, Gilde Europe Food & Agribusiness B.V., or Gilde, General Electric Pension Trust, or GE, Legg Mason Capital Management Special Investment Trust, Inc., or Legg Mason, SMALLCAP World Fund, Inc., or SMALLCAP and Stelios Papadopoulos control approximately 75.3% of our outstanding common stock as of February 28, 2011. Accordingly, these stockholders, if acting as a group, or Flagship, which alone controls approximately 35.2% of our outstanding common stock as of February 28, 2011, will have control or substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this control or substantial influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive you of the opportunity to receive a premium for our common stock as part of a sale and could adversely affect the market price of our common stock.

The requirements of being a public company will require greater resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with equity securities listed on The NASDAQ Global Market, we now incur significant legal, accounting and other expenses that we did not incur as a private company. We are required to comply with certain rules, regulations and requirements with which we were not required to comply prior to becoming a public company.

Complying with rules, regulations and requirements will require substantial effort on the part of our board of directors and management and will increase our costs and expenses. We will be required to:

➢	institute a more formalized function of internal control over financial reporting;

➢	prepare and distribute periodic and current public reports;

➢	formalize old and establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

➢	involve and retain to a greater degree outside counsel and accountants in the above activities; and

➢	establish and maintain an investor relations function, including the provision of certain information on our website.

Compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

The securities laws require, among other things, that we implement and maintain effective internal control for financial reporting and disclosure. In particular, under current regulations, commencing with our fiscal year ending December 31, 2011, we must begin to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would entail expenditure of additional financial and management resources.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Holders of substantially all of the shares of our common stock are subject to 180-day contractual lock-up agreements with the underwriters in our initial public offering or us. These lock-up agreements restrict the ability of such stockholders to transfer their shares of stock until August 3, 2011, unless such date is extended pursuant to the terms of the lock-up agreements, at which time their shares will be eligible for sale in the public market, subject to volume limitations for any such shares held by our affiliates. The market price of our common stock may drop significantly when these restrictions on transfer lapse and our stockholders are able to sell shares of our common stock into the market.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of February 28, 2011, our five largest stockholders beneficially owned, collectively, approximately 74.3% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

We have also registered all shares of common stock that are issuable or reserved for grant under our stock plans. These shares can be freely sold in the public market upon issuance and once vested, subject to the 180-day lock-up period under the lock-up agreements.

Additionally, holders of an aggregate of approximately 14,111,415 shares of our common stock or securities exercisable for shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. Holders of warrants exercisable for approximately 55,381 additional shares of our common stock as of February 28, 2011, will have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us or our industry make unfavorable comments about our market opportunity or product candidates or downgrade our common stock, the market price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our common stock or trading volume to decline.

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

Because we do not intend to pay dividends for the foreseeable future, our stockholders will benefit from their investment in shares only if our common stock appreciates in value.

We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in their value.

Provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.

Certain provisions of our restated certificate of incorporation and restated bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

➢	allow the authorized number of directors to be changed only by resolution of our board of directors;

➢	establish a classified board of directors, such that not all members of the board of directors may be elected at one time;

➢	authorize our board of directors to issue without stockholder approval preferred stock, the rights of which will be determined at the discretion of the board of directors that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

➢	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

➢	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

➢	limit who may call stockholder meetings; and

➢	require the approval of the holders of 80% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our restated certificate of incorporation and restated bylaws.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We lease approximately 22,000 square feet of office and laboratory space at 610 Lincoln Street North, Waltham, Massachusetts 02451. The term of our lease expires in March 2013 with a renewal option for an additional five years. We believe that our facilities are adequate to meet our current needs, although if additional space is needed in the future, we believe that such space will be available on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Global Market on February 4, 2011 under the symbol “BGMD.” Prior to that time, there was no public trading market for our common stock. The high and low sales prices per share of our common stock on The NASDAQ Global Market for the period from February 4, 2011 through February 28, 2011 were $9.45 and $7.00, respectively.

Stockholders

As of February 28, 2011, there were approximately 74 stockholders of record of the 19,198,554 outstanding shares of our common stock.

Dividends

We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the growth of our company.

Unregistered Sales of Securities

During the year ended December 31, 2010, we made the following issuances of securities which were not registered under the Securities Act of 1933, as amended, or the Securities Act.

1.	We granted options to our employees and directors for the purchase of an aggregate of 63,689 shares of our common stock at a weighted-average exercise price of $10.67, pursuant to our 2001 Stock Option and Incentive Plan, as amended, or the 2001 Plan. During this period, stock options to purchase an aggregate of 429,688 shares of our common stock were cancelled without being exercised and 46,972 shares of our common stock were issued upon exercise of stock options.

2.	On or about March 30, 2010, September 27, 2010 and November 4, 2010, we issued and sold in three equal tranches a total of $6.0 million in convertible promissory notes, or bridge notes, to 14 accredited investors, of which an aggregate of $1,999,800 were issued to eight entities affiliated with Flagship (including AGTC Advisors Fund, L.P., Applied Genomic Technology Capital Fund, L. P., NewcoGen—Élan LLC, NewcoGen—Long Reign Holding LLC, NewcoGen—PE LLC, NewcoGen Equity Investors LLC, NewcoGen Group LLC and ST NewcoGen LLC), $1,000,200 were issued to Gilde, $499,800 were issued to Humana, $250,200 were issued to Stelios Papadopoulos and $750,000 were issued to each of GE, Legg Mason and SMALLCAP. On February 9, 2011, the closing date of our initial public offering, the unpaid principal amount and the accrued but unpaid interest on these bridge notes, as of February 9, 2011, automatically converted at the initial public offering price of $7.00 per share into an aggregate of 908,651 shares of our common stock.

3.	In connection with the issuance of the bridge notes referred to in Item 3 above, we issued warrants to purchase an aggregate 415,347 shares of our common stock. The warrants are exercisable for a period of ten years from their respective issue dates at an exercise price of $0.02 per share. Of the total number, warrants to purchase an aggregate of 138,426 shares of our common stock were issued to eight entities affiliated with Flagship, warrants to purchase 69,240 shares of our common stock were issued to Gilde, warrants to purchase 34,599 shares of our common stock were issued to Humana, warrants to purchase 17,319 shares of our common stock were issued to Stelios Papadopoulos and warrants to purchase 51,921 shares of our common stock were issued to each of GE, Legg Mason and SMALLCAP.

All of these issuances were made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as sales not involving a public offering, except with respect to the issuance of stock options and shares of common stock issued upon exercise of stock options, which were issued pursuant to written compensatory plans or arrangements with our employees consultants and directors in reliance on the exemption from registration under the Securities Act provided by Rule 701 promulgated under the Securities Act. No underwriters were involved in the foregoing sales of securities. The recipients of securities in each of the above-referenced transactions represented their intentions to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about us or had, through their relationship with us, adequate access to such information.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act. The registration statement on Form S-1 (File No. 333-164574), or the Registration Statement, filed in connection with our initial public offering was declared effective by the Securities and Exchange Commission on February 3, 2011. The offering commenced on February 3, 2011 and did not terminate until after the sale of all of the shares registered on the Registration Statement. As of the date of this filing, the offering has terminated. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 5,750,000 shares of our common stock were registered and sold in our initial public offering. All of the shares were sold at a price to the public of $7.00 per share.

Lazard Capital Markets LLC acted as the sole bookrunning manager and Robert W. Baird & Co. Incorporated and Cowen and Company, LLC acted as co-managers for the initial public offering. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $35.1 million. These expenses consisted of direct payments of (i) $2.8 million in underwriting discounts, fees and commissions and (ii) $2.3 million in legal, accounting and printing fees and miscellaneous expenses. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the offering have been invested in short-term investment grade securities and money market accounts. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2010. The selected financial data for each of the five years in the period ended December 31, 2010 have been derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with such audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years ended December 31,
Consolidated statements of operations data:	2006	2007	2008	2009	2010
	(in thousands, except share and per share data)

Revenue	$6,046	$8,982	$14,580	$8,490	$819

Operating expenses:
Cost of revenue	2,457	7,301	13,822	8,431	786
Research and development	5,331	5,832	6,858	8,527	6,539
Selling, general and administrative	2,450	3,820	4,475	7,520	8,100
Costs related to abandoned stock offering	—	3,154	—	—	—
Gain on sale of property and equipment	—	(118)	—	—	—

Total operating expenses	10,238	19,989	25,155	24,478	15,425

Loss from operations	(4,192)	(11,007)	(10,575)	(15,988)	(14,606)
Interest income	24	302	422	121	5
Interest expense(1)	(574)	(689)	(4,921)	(244)	(2,792)
Other (expense) income	—	—	—	(26)	231

Net loss	(4,742)	(11,394)	(15,074)	(16,137)	(17,162)
Accretion of redeemable convertible preferred stock	—	(368)	(872)	(977)	(1,034)

Net loss attributable to common stockholders	$(4,742)	$(11,762)	$(15,946)	$(17,114)	$(18,196)

Net loss attributable to common stockholders per share — basic and diluted	$(1.68)	$(4.14)	$(5.52)	$(5.84)	$(6.12)

Weighted-average common shares outstanding used in computing per share amounts — basic and diluted	2,817,102	2,843,773	2,889,513	2,930,818	2,971,434

(1)	Interest expense in the years ended December 31, 2008 and 2010 includes non-cash charges of $4.0 million and $2.3 million, respectively, related to expense arising from the issuance of warrants issued in connection with convertible debt that were accounted for as debt discount and beneficial conversion features on convertible debt. Such amounts were immediately recognized as interest expense because the debt was due upon demand.

	As of December 31,
Consolidated balance						Pro forma as of December 31, 2010(1)
sheet data:	2006	2007	2008	2009	2010
	(in thousands)

Cash, cash equivalents and marketable securities	$1,010	$1,214	$24,302	$10,393	$2,425	$36,634
Deferred offering costs	—	—	—	65	2,229	—
Total assets	6,169	8,780	35,217	12,625	7,027	39,007
Warrant liability	—	—	445	471	248	27
Long-term debt and capital leases, including current portion	1,310	4,478	2,465	1,252	6,372	96
Total liabilities	9,918	16,330	14,299	5,467	12,343	4,937
Redeemable convertible preferred stock	28,735	31,035	70,082	71,059	72,093	—
Convertible preferred stock	1,708	1,708	1,708	1,708	1,708	—
Accumulated deficit	(35,971)	(47,365)	(62,439)	(78,576)	(95,738)	(99,320)
Total stockholders’ (deficit) equity	(32,484)	(38,585)	(49,164)	(63,901)	(77,409)	34,070

(1) The pro forma balance sheet data as of December 31, 2010 gives effect to and reflects the $40.3 million in gross proceeds from the sale of 5,750,000 shares of common stock at $7.00 per share in our initial public offering on February 9, 2011, net of $5.1 million in expenses for underwriters’ discounts, fees and commissions; legal, accounting, printing and listing and filing fees, and miscellaneous expenses; and the conversion of all outstanding shares of our convertible preferred stock into 9,541,931 shares of common stock upon the closing of our initial public offering.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with the “Selected Financial Data” and our consolidated financial statements and the related notes thereto that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and analysis includes forward looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward looking statements as a result of many factors, including those discussed under “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

Overview

We are a life sciences company focused on the discovery, development and commercialization of novel diagnostic tests based on biomarkers for high-value market opportunities in healthcare that we identify. We believe that our tests will provide clinicians with improved information to better detect and characterize disease states. We are developing multiple product candidates to address significant unmet needs in cardiovascular and other diseases.

Our lead product, the BGM Galectin-3 test for heart failure, is a novel diagnostic test for measuring galectin-3 levels in blood plasma or serum. We are also developing our galectin-3 test for a second indication as a predictor of heart failure development in patients following acute coronary syndrome, a condition which includes heart attack or a serious form of cardiac chest pain called unstable angina.

We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, we obtained CE Mark in the European Union for a manual galectin-3 test in October 2009 and have begun limited sales and marketing activities in certain countries in Europe, but, to date, we have recognized only a limited amount of product revenue. We have entered into worldwide development and commercialization agreements with Abbott Laboratories, Alere, bioMérieux and Siemens for the inclusion of our galectin-3 test on a variety of automated laboratory instruments and point-of-care instruments. Under these agreements, we have the right to enter into one additional agreement with another diagnostic laboratory instrument manufacturer for use on its instruments. We believe that, subject to completion of development of the galectin-3 test on these instruments, one or more of these laboratory instrument manufacturers will be in a position to submit a 510(k) premarket notification to the FDA by the fourth quarter of 2011 in order to obtain regulatory clearance to market automated instrument versions of our galectin-3 test in the United States. Subject to clearance from the FDA, we expect an automated instrument version of this test to be available for commercial use through one or more of these instrument manufacturers in the first half of 2012.

In May 2010, we entered into a license and supply agreement with LabCorp under which LabCorp began offering galectin-3 testing services to clinicians in the United States in January 2011. The galectin-3 testing services offered by LabCorp utilize the manual versions of our diagnostic test. Additionally, LabCorp has agreed to perform certain sales and marketing activities to promote galectin-3 testing.

In the coming years, we expect to devote substantially all of our resources to the development and commercialization of our diagnostic product candidates, as well as the discovery of new biomarkers. Historically, we have generated revenue from our collaborative research and development agreements and biomarker discovery and analysis services agreements, but we do not expect to continue to receive significant revenue from these sources going forward. As we continue our discovery, development and commercialization of diagnostic product candidates, we expect our research and development, sales and marketing, and general and administrative expenses to increase significantly.

During the year ended December 31, 2010, we incurred a net loss of $17.2 million and used cash in operating activities of $11.4 million. We expect to continue to incur losses and use cash in operating activities during 2011 and beyond. Our projected uses of cash include cash to fund operations, including continued research and product development, sales and marketing related to our launch of our first commercial product and capital expenditures.

In February 2011, we completed our initial public offering in which we sold 5,750,000 shares of common stock at $7.00 per share for net proceeds of approximately $35.1 million. Prior to our initial public offering in February 2011, we funded our operations primarily through private placements of preferred and common stock and debt financing, as well as through revenue generated from collaborative research and development and services agreements with pharmaceutical manufacturers, non-profit organizations and other entities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through 2012. This projection is based on our current operations and planned activities at normal levels and does not assume any significant product revenues, cash inflows from partnerships, disposition of additional non-core assets or successful completion of any additional equity or debt financings.

Material Factors Affecting Our Results of Operations and Financial Condition

We believe that the factors described in the following paragraphs have had and are expected to continue to have a material effect on our operational results and financial condition.

Revenue

To date, our revenue has been generated primarily through initiatives, collaborations and biomarker discovery and analysis services agreements. These services included the analysis of preclinical or clinical samples to identify biomarkers related to, for example, disease mechanism, drug response or toxicity. In some cases, we have retained rights to the biomarkers identified in the course of these agreements. Our revenue has tended to be concentrated, with arrangements with a limited number of large customers generating a significant percentage of revenue in any given year. In 2011 and beyond, we do not expect to generate significant revenue from these collaborative research and development and services agreements. We expect to receive the substantial portion of any future revenue from sales of our diagnostic tests, subject to obtaining regulatory clearance or approval in the United States and other jurisdictions.

We initiated and are leading the HRP initiative for atherothrombotic cardiovascular disease such as heart attack and stroke. This initiative, which we began in 2006, is sponsored by Abbott, AstraZeneca, Merck, Philips and Takeda. To date, we have recognized $24.5 million in revenue from the contributions we received from the HRP initiative participant companies. In 2010, $640,000, or 78%, of our revenues were from the HRP initiative.

Operating Expenses

We classify our operating expenses into three categories: cost of revenue, research and development, and selling, general and administrative. Our operating expenses primarily consist of personnel costs, outside services, laboratory consumables and overhead, license fees, royalties on products, development costs, marketing program costs and legal and accounting fees. Personnel costs for each category of operating expenses include salaries, bonuses, employee benefit costs and stock-based compensation.

Cost of Revenue

Our cost of revenue to date consists primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include both outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses. Cost of revenue in 2011 is expected to consist of product costs for our galectin-3 test and costs incurred to support the HRP initiative.

Research and Development Expenses

We incur research and development expenses in connection with our internal biomarker discovery and development efforts. Our research and development expenses consist primarily of direct personnel costs, fees for consultants and outside services, laboratory consumables and overhead expenses. We use consultants and outside services to provide expertise or services which we do not have. We anticipate that research and development expenses will increase significantly in 2011 and beyond, primarily due to our increased biomarker discovery and development efforts related to our product candidates.

Selling, General and Administrative Expenses

Selling expenses consist primarily of personnel-related expenses for employees engaged in market assessment, market development and pre-launch activities for our galectin-3 test. We expect significant increases in our selling and marketing expenses in 2011 and beyond as we hire additional personnel, establish our sales force, and conduct marketing activities for the commercialization of our product candidates.

General and administrative expenses consist primarily of personnel-related expenses, occupancy expenses and professional fees, such as legal, auditing and tax service. We expect that our general and administrative expenses will increase significantly as we expand our business operations to accommodate new product offerings and add commercial infrastructure. We expect that general and administrative expenses will also increase in 2011 and beyond due to increased regulatory, legal, insurance, accounting and financial reporting expenses associated with being a public company.

Provision for Income Taxes

We have historically generated operating losses in all jurisdictions in which we may be subject to income taxes. As such, we have not incurred any income taxes. We have accumulated significant net operating losses and other deferred tax assets. Because of our history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recorded. We do not expect to report a benefit for our deferred tax assets until we have a history of earnings, if ever, that would support their future realization.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which we believe to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our significant accounting policies is contained in the notes to our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We consider our revenue recognition and stock-based compensation accounting policies to be critical to the understanding of the results of our operations.

Revenue Recognition

Historically, our revenue has been generated through initiatives, collaborations and biomarker discovery and analysis agreements. The services which we provide under these agreements typically include the integrated analysis of preclinical or clinical samples to identify biomarkers related to, among other things, disease mechanisms and drug effects and, in some cases, undertaking clinical studies as part of an initiative to collect biological patient samples. In some cases, we have retained rights to the biomarkers identified in the course of these collaborations. The revenue arrangements have a stated term, and we generally have no obligations or ongoing commitments after the specified term of the arrangement.

We recognize revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Revenue arrangements with multiple deliverables are separated into separate units of accounting when certain criteria are met.

Revenue generated from our collaborations and initiatives includes revenue from research services and technology licensing agreements. Under these arrangements, we are contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. We have accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no standalone value of the individual elements and no evidence of fair value for the undelivered elements. We consider the terms and conditions of each agreement and recognize revenue based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. We believe that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. We make adjustments, if necessary, to the estimates used in these calculations as work progresses and as such changes become known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenue. Payments received prior to commencement of a contract are recorded as customer deposits.

The proportional performance revenue methodology relies on estimates of total project costs and costs incurred as of each reporting date. Our estimates of revenue and cost are developed in detail for each revenue arrangement. We believe, based on our experience, that our current systems of management and accounting controls allow us to produce materially reliable estimates of total contract revenue and costs during any accounting period. However, many factors can and do change during the performance period of each revenue arrangement, which can result in changes to these estimates from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include changes in the scope of our projects by our customers, the performance of major vendors and subcontractors to deliver on time and in accordance with original budgets, and the accuracy of the original project cost estimate. Changes in estimates of total project costs and our estimates of state of completion can have a material impact on our financial statements and are reflected in our results of operations when they become known. To date, the changes in estimates have not been material in any period.

If we are successful in the commercial launch of the BGM Galectin-3 test for heart failure and any of our product candidates, product revenue will include revenue from our customer agreements and sales of our diagnostic products.

Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant date fair value. We estimate the fair value of the share-based awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value of share-based awards requires the use of highly subjective assumptions, including the fair value of our common stock underlying the award, the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of share-based awards granted in the three years ended December 31, 2010 are set forth below:

	Years ended December 31,
	2008	2009	2010
Risk-free interest rate	3.48%	1.64% – 3.19%	2.37% – 3.09%
Expected dividend yield	0%	0%	0%
Expected life	5.25 – 6.25 years	5.25 – 6.25 years	4 – 6.25 years
Expected volatility	61% – 63%	64% – 67%	68% – 69%
Weighted-average grant date fair value	$3.70	$4.42	$6.09

The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options. We have no history of paying dividends nor do we expect to pay dividends over the contractual terms of these options. The expected life of the awards is estimated based on the simplified method, as defined in SEC Staff Accounting Bulletin No. 110, Share-Based Payment, which uses the mid-point between the vesting date and the end of the contractual term. We use the simplified method because we do not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. Because there was no public market for our common stock prior to February 4, 2011, we lacked company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on that of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price.

We are required to recognize compensation expense for only the portion of options that are expected to vest; however, due to the small size of our employee base and the quarterly vesting provisions of our option awards, forfeitures of awards have been nominal. Therefore, we have applied a 0% forfeiture rate in recognizing stock-based compensation expense. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods. If there are any modifications or cancellations of the underlying unvested securities or the terms of the stock option, we may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation expense.

Up until we became a public company, the fair value of the common stock underlying the stock options has been determined by the Board of Directors at each award grant date based upon a variety of factors, including: independent stock valuations, the illiquid nature of the investment in the Company’s common stock, the Company’s historical performance, the preferences (including the liquation and redemption) of the Company’s outstanding preferred stock, the Company’s future prospects, the risks associated with the completion of the Company’s business plan and products, and the purchase price of the Company’s stock issued to third parties in arms-length transactions.

Total stock-based compensation expense has been recognized in the statement of operations as follows:

	Years ended December 31,
	2008	2009	2010
	(in thousands)
Research and development expenses	$452	$565	$476
Selling, general and administrative expenses	1,152	1,816	1,655

Total	$1,604	$2,381	$2,131

Stock-based compensation expense of approximately $2.6 million was unrecognized for non-vested awards as of December 31, 2010, and is expected to be recognized over a weighted-average period of 1.6 years.

Results Of Operations

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

Revenue decreased by 90%, or $7.7 million, to $819,000 in 2010 from $8.5 million in 2009. This decrease was primarily due to the completion of Phase I of the HRP initiative in July 2009. In 2009, revenue from the HRP initiative was $6.5 million, or 76% of total revenue, and revenue from three service agreements was $2.0 million. During 2010, we recognized $640,000 of revenue from Phase II of the HRP initiative and the remainder of our revenue was from three service agreements. We expect to receive only nominal revenue from the HRP initiative and service agreements in 2011. Further, commercial revenues are not expected to be significant.

Operating Expenses

The following table sets forth certain information concerning our operating expenses for the periods shown:

	Years ended December 31,		Change
	2009	2010	($)	(%)
	(in thousands)

Cost of revenue	$8,431	$786	$(7,645)	(91)%
Research and development	8,527	6,539	(1,988)	(23)%
Selling, general and administrative	7,520	8,100	580	8%

Total operating expenses	$24,478	$15,425	$(9,053)	(37)%

Cost of Revenue

Cost of revenue decreased by 91%, or $7.6 million, to $786,000 in 2010 from 2009. The reduction in cost of revenue was primarily attributable to the decrease in costs associated with reduced activity from the HRP initiative and other service agreements.

Research and Development Expenses

Research and development expenses decreased by 23%, or $2.0 million, to $6.5 million in 2010 from 2009. The decrease was primarily due to the decreased activity and personnel-related costs associated with our internal biomarker discovery and development efforts, primarily our galectin-3 program. The galectin-3 program expenses consisted primarily of clinical and regulatory costs associated with the 510(k) submissions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 8%, or $580,000, to $8.1 million 2010 from 2009. This was primarily due to an increase in general and administrative expenses of $509,000 related to personnel-related costs.

Interest Income and Expense

Interest income in 2010 decreased by $116,000 to $5,000 from $121,000 in 2009 due to lower average cash balances. Interest expense and other financing costs for 2010 increased by $2.5 million to $2.8 million from $244,000 in 2009. Interest expense and other financing costs in the year ended December 31, 2010 was comprised of the non-cash expenses arising from the issuance of warrants for the convertible debt and term loans of $2.7 million, as well as cash interest from the term loans of $111,000. Interest expense is expected to increase in 2011 due to a contingent beneficial conversion feature being recognized in the first quarter of 2011 in relation to the convertible debt issued in 2010. This expense will be offset by lower interest expense on convertible debt, as the $6.0 million in convertible debt was converted upon the initial public offering in February 2011, and by lower interest expense on the term loan as the term loan was repaid in January 2011.

Income Taxes

The provision for income taxes was zero in all periods due to the losses incurred and full valuation allowance.

Comparison of the Years Ended December 31, 2009 and 2008

Revenue

Revenue decreased by 42%, or $6.1 million, to $8.5 million in 2009 from $14.6 million in 2008, primarily due to the completion of Phase I of the HRP initiative in July 2009 and the decreased number of projects completed under our other service agreements. During the year ended December 31, 2009, we recognized revenue from only six months of work related to the HRP initiative, as well as from other service agreements, compared to the year ended December 31, 2008, when we recognized revenue from six ongoing studies with the HRP initiative, as well as under various other agreements. Revenue from the HRP initiative in 2009 was $6.5 million, or 76% of total revenue, compared with $12.1 million, or 83% of total revenue, in 2008. As of June 30, 2009, we had recognized all of the revenue committed under Phase I of the HRP the initiative.

Operating Expenses

The following table sets forth certain information concerning our operating expenses for the periods shown:

	Years ended December 31,		Change
	2008	2009	($)	(%)
	(in thousands)
Cost of revenue	$13,822	$8,431	$(5,391)	(39)%
Research and development	6,858	8,527	1,669	24
Selling, general and administrative	4,475	7,520	3,045	68

Total operating expenses	$25,155	$24,478	$(677)	(3)%

Cost of Revenue

Cost of revenue decreased by 39%, or $5.4 million, in 2009 from 2008. Of the decrease, $3.9 million was attributable to a decrease in third party costs, primarily due to the conclusion of screening, enrollment and baseline evaluation for the BioImage study under the HRP initiative. The reduction was also due to the decrease in personnel-related costs of $1.5 million as employees were redeployed from the HRP initiative to internal research and development efforts.

Research and Development Expenses

Research and development expenses increased by 24%, or $1.7 million, in 2009 from 2008. The increase was primarily due to the increased activities and personnel-related costs associated with our internal biomarker discovery and development efforts, primarily our galectin-3 program. The galectin-3 program expenses consisted primarily of clinical and regulatory costs associated with the 510(k) submissions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 68%, or $3.0 million, in 2009 from 2008. Marketing expenses increased $2.7 million, primarily due to increased personnel and pre-market activities related to our product candidates, primarily our galectin-3 test. General and administrative expenses increased $270,000 due to increased personnel-related costs.

Interest Income and Expense

Interest income in 2009 decreased by $301,000 to $121,000 from $422,000 in 2008 due to lower average cash balances. Interest expense for 2009 decreased $4.7 million to $244,000 from $4.9 million in 2008. In the year ended December 31, 2009, interest expense was attributable to our outstanding term loan with Silicon Valley Bank, which matured in January 2011 and bore interest at 10.25%, as well as the amortization of debt discounts on the Silicon Valley Bank that arose from the issuance of warrants. Interest expense in 2008 consisted of the beneficial conversion of the convertible debt of $3.1 million, non-cash expenses arising from the issuance of warrants in connection with the term loans and the convertible debt of $1.1 million, and interest on the term loans and convertible debt of $724,000.

Income Taxes

The provision for income taxes was zero in all periods due to the losses incurred and full valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2010, we had $2.4 million of cash, cash equivalents and marketable securities and a working capital deficit of $8.5 million, which included $6.0 million in outstanding bridge notes from the March 2010 bridge note financing discussed below. On a pro forma basis, including the net proceeds of our initial public offering completed in February 2011, at December 31, 2010, we had $36.6 million of cash, cash equivalents and marketable securities and working capital of $32.9 million.

Prior to our initial public offering in February 2011, our primary sources of liquidity have been funds generated from our equity financings, which included the sale of shares of our common stock and preferred stock, debt financings, and cash payments from our research and development collaborations and service agreements.

In February 2011, we raised $40.3 million in gross proceeds from the sale of 5,750,000 shares of our common stock in our initial public offering at $7.00 per share. The net proceeds from the offering, after deducting approximately $5.1 million in expenses for underwriters’ discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses, was approximately $35.1 million. Based on our current operating plans, we expect the proceeds of our initial public offering, together with our existing resources, to be sufficient to fund our planned operations through 2012.

On March 30, 2010, we entered into an agreement to issue up to an aggregate of $6.0 million principal amount of convertible promissory notes, or bridge notes, to certain of our principal stockholders. We refer to this financing as our bridge note financing. Interest on the bridge notes accrued at the rate of 12% per year. The unpaid principal amount of the bridge notes, together with accrued interest, automatically converted into 908,651 shares of our common stock upon the closing of our initial public offering at the initial public offering price of $7.00 per share .

Net Cash Used

For the year ended December 31, 2010, we used cash in operating activities of $11.4 million, which reflects the net loss incurred totaling $17.2 million, offset by $5.1 million of non-cash charges and $629,000 in changes in working capital balances. Cash flows provided by investing activities of $2.0 million consisted of $2.1 million in net proceeds from the purchase and sale of marketable securities, offset by $77,000 in purchases of property, equipment and intangibles. Net cash flows provided by financing activities were $3.5 million, which included proceeds from the issuance of convertible promissory notes of $6.0 million, offset by $2.5 million from the repayment of our term loan and payment of the transaction fees related to our initial public offering. As a result, we had negative cash flows for the year ended December 31, 2010 of $5.9 million.

In 2009, we had negative cash flows from operating activities of $18.0 million, which reflects the net loss incurred totaling $16.1 million, offset by $1.8 million of non-cash charges and changes in working capital balances. Cash flows provided by investing activities of $7.5 million consisted of $8.2 million in net proceeds of investments and restricted investments, offset by $697,000 in purchases of property, equipment and intangibles. Net cash flows used in financing activities were $1.2 million, including repayment of our term loan and capital leases. As a result, we had negative cash flows for 2009 of $11.7 million.

In 2008, we had negative cash flows from operating activities of $9.6 million, which reflects the net loss incurred totaling $15.1 million, offset by $6.6 million of non-cash charges. Cash flows used in investing activities of $7.5 million consisted of $7.1 million in net purchases of investments and restricted investments and $385,000 in purchases of property and equipment. Net cash flows from financing activities were $36.0 million, including proceeds from the issuance of our Series D redeemable convertible preferred stock, convertible promissory notes and term loan, partially offset by repayment of our term loan, capital leases and equipment notes. As a result, we had positive cash flows in 2008 of $18.8 million.

Funding Requirements

To date, we have generated revenue primarily through the provision of services to third parties in connection with our initiatives, collaborations and biomarker discovery and analysis services agreements. However, as we transition into a commercial organization, we expect to generate revenue from the sale of our products and do not expect to generate significant service-based revenue of this kind in the future under collaborative research and development and services agreements. We have generated only a limited amount of product revenue since our inception and do not expect to generate any significant revenue from the sale of our testing products before the second half of 2011, at the earliest. During the year ended December 31, 2010, we incurred a net loss totaling $17.2 million and used cash in operating activities totaling $11.4 million. We expect to continue to incur losses and use cash in operating activities during 2011 and beyond. Our projected uses of cash include cash to fund operations, including continued research and product development, sales and marketing related to our launch of our first commercial product, capital expenditures, and existing debt service costs. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through 2012. This projection is based on our current operations and planned activities at normal levels and does not assume any significant product revenues, cash inflows from partnerships, disposition of additional non-core assets or successful completion of any additional equity or debt financings.

If we are not able to generate significant revenues from sales of our galectin-3 tests by the end of 2012, we will need to raise funds to continue our operations and to develop and potentially commercialize our second product candidate, AMIPredict. We may consider any of the following options:

➢	partnering opportunities with pharmaceutical or biotechnology companies to pursue the development of our product candidates as companion diagnostic tests to their therapeutic products;

➢	license, sublicense, or other sources of financing relating to the development programs of our product candidates and other intellectual property; or

➢	sales of equity or debt securities or the incurrence of commercial debt.

If we are unable to obtain financing or enter into licensing or partnering arrangements on acceptable terms at that time, we will be required to implement aggressive cost reduction strategies. The most significant portion of our research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in connection with development and commercial launch of our galectin-3 test. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm our long-term financial condition and results of operations.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of product candidates and the cost to commercialize our future products are forward looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. Our future liquidity and capital funding requirements will depend on numerous factors, including:

➢	the rate of progress and cost of our commercialization activities;

➢	the success of our research and development efforts;

➢	the expenses we incur in marketing and selling our products;

➢	the revenue generated by sales of our galectin-3 test and any future products;

➢	the emergence of competing or complementary products;

➢	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

➢	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

Contractual Obligations and Commitments

The following table sets forth our payment obligations as of December 31, 2010 under contracts that provide for fixed and determinable payments over the periods indicated.

	Total	2011	2012	2013	2014	2015 and beyond

Operating leases	$1,725	$688	$688	$225	$71	53
Term loan, including interest	101	101	—	—	—	—
Contract services	687	487	100	100	—	—

Total	$2,513	$1,276	$788	$325	$71	$53

We lease approximately 22,000 square feet of office and laboratory space with a term expiring in March 2013, with a renewal option for 5 years. We had a term loan which bore a fixed interest rate of 10.25% and required us to make payments, which commenced in July 2008, in 30 equal monthly installments and was repaid in full in January 2011. Our contract service obligations relate to biomarker discovery, product development, manufacturing and other business activities. In addition, we may be obligated to pay up to $800,000 in milestone payments under a funding agreement with Fujirebio for our galectin-3 test. The payments are contingent upon the achievement of certain development milestones. The table does not include any possible milestone payments, royalties or other fees payable under certain of our license agreements. We are obligated to make royalty payments to ACS Biomarker in the future and such royalty payments will be dependent on the amount and nature of the revenues we generate from our galectin-3 test and the other technologies that we have licensed from them. We believe that we are reasonably likely to make additional license payments in the future, although the amounts and timing are not currently determinable.

We believe that our facilities are adequate to meet our current needs, although if additional space is needed in the future, we believe that such space will be available on commercially reasonable terms. In the future, we expect that we will require additional property, plant and equipment to accommodate our anticipated growth. We may choose to lease or directly purchase such property, plant and equipment depending upon the nature of the purchase, the current lease rate and our cash position.

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

➢	our estimates of future performance, including the expected commercialization of our galectin-3 test and timing of the launch of our product candidates;

➢	our ability to market, commercialize and achieve market acceptance for our gelectin-3 test and any of our product candidates that we are developing or may develop in the future;

➢	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our product candidates;

➢	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our product candidates;

➢	the potential benefits of our galectin-3 test and our product candidates over current medical practices or other diagnostics;

➢	willingness of third-party payors to reimburse for the cost of our tests;

➢	estimates of market sizes and anticipated uses of our galectin-3 test and our product candidates;

➢	our ability to enter into collaboration agreements with respect to our galectin-3 test and our product candidates and the performance of our collaborative partners under such agreements;

➢	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

➢	the expected timing, progress or success of our research and development and commercialization efforts;

➢	our ability to successfully obtain sufficient supplies of samples for our biomarker discovery and development efforts; and

➢	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to BG Medicine, Inc. or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. Our outstanding debt at December 31, 2010 was fixed rate debt, including the term loan that was repaid in January 2011 and the bridge notes that were converted to our common stock in February 2011. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments and debt, we do not believe that an increase in market rates would have a material negative impact on our results of operations or financial position.

We do not have any material foreign currency exposure.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers And Directors

Our executive officers and directors and their respective ages and positions as of February 28, 2011 are as follows:

Name	Age	Position

Executive Officers
Pieter Muntendam, M.D.	52	President, Chief Executive Officer and Director
Michael W. Rogers	51	Executive Vice President, Chief Financial Officer and Treasurer
Neal F. Gordon, Ph.D.	49	Senior Vice President, Biomarker Discovery
Anastasia Rader	49	Senior Vice President, Executive Operations & Human Resources
Aram Adourian, Ph.D.	41	Vice President, Scientific Affairs
Wayne K. Shepherd	39	Vice President, Sales and Marketing

Non-Employee Directors
Noubar Afeyan, Ph.D.(3).	48	Chairman of the Board
Harrison M. Bains(1)(2)	67	Director
Stéphane Bancel(3)	38	Director
Timothy Harris, Ph.D, D.Sc.(1)(2)	60	Director
Stelios Papadopoulos, Ph.D.(1)(3)	62	Vice Chairman of the Board
Pieter van der Meer, M.Sc.(2)	40	Director

(1)	Member of our Audit Committee. Mr. Bains is the chairman of the committee.

(2)	Member of our Compensation Committee. Dr. Harris is the chairman of the committee.

(3)	Member of our Nominating and Governance Committee. Dr. Afeyan is the chairman of the committee.

Biographical information regarding each of our directors and executive officers is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board of Directors as of the date of this filing, in light of our business and structure.

Pieter Muntendam, M.D., joined us as President in November 2004 and was appointed as Chief Executive Officer in December 2005. He also has served as a member of our board of directors since November 2004. He is a biopharmaceutical and healthcare executive with over 20 years of business experience ranging from early stage enterprises to multinational corporations. Dr. Muntendam joined us from NetNumina Solutions, Inc., a professional services company, where he served as Director of the Biopharma Healthcare Practice from April 2003 to October 2004. Prior to joining NetNumina, he co-founded Vitivity Inc., a subsidiary of Millennium Pharmaceuticals, Inc., and served as Vice President, Medicine from July 2001 to April 2003. He founded the health management firm ProMedex Inc. in 1996, where he served as President and Chief Executive Officer and chairman of the board until ProMedex was acquired by Landacorp, Inc. in 2001. Prior to that, he served as Vice President of Care Management at Glaxo Wellcome (now GlaxoSmithKline plc), where he was responsible for the development and implementation of its entry strategy within the field of care and disease management. Dr. Muntendam began his career with Organon International Inc. in December of 1982, after which he was appointed Vice President of Research and Development, International at Johnson & Johnson, and appointed as a member of the boards of directors for two Johnson & Johnson operating companies. Dr. Muntendam received his M.D. from Leiden University in the Netherlands. The Board concluded that Dr. Muntendam should serve as a director as of the date of this filing because he is our Chief Executive Officer and has helped grow and transform us from a research services organization into a discovery-based commercial diagnostic company. The Board values Dr. Muntendam’s extensive medical, scientific and executive leadership expertise.

Michael W. Rogers joined us in June 2009 as our Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining us and since 1999, Mr. Rogers held the position of Executive Vice President, Chief Financial Officer

and Treasurer at Indevus Pharmaceuticals, Inc., which was acquired by Endo Pharmaceuticals in 2009. In 1998, Mr. Rogers was Executive Vice President and Chief Financial and Corporate Development Officer at Advanced Health Corporation, a publicly-traded healthcare information technology company. From 1995 to 1997, he was Vice President, Chief Financial Officer and Treasurer of AutoImmune, Inc., a publicly-traded biopharmaceutical company. From 1994 to 1995, Mr. Rogers was Vice President, Investment Banking at Lehman Brothers, Inc. From 1990 to 1994, he was associated with PaineWebber, Inc., serving most recently as Vice President, Investment Banking Division. Mr. Rogers serves as a director of pSivida, Inc., a publicly-traded medical device company. Mr. Rogers received an M.B.A. from the Darden School at the University of Virginia and a B.A. from Union College.

Neal F. Gordon, Ph.D., joined us in January 2009 as Senior Vice President, Biomarker Discovery. Dr. Gordon has 20 years of experience in the biotechnology industry serving both as a senior executive and in product development. From July 2004 to December 2008, Dr. Gordon was President of Epitome Biosystems, where he spearheaded the development and subsequent market introduction of a line of multiplexed protein immunoassay products. From 1998 to 2004, Dr. Gordon was at Antigenics Inc., first as Vice President of Process Development and then as Senior Vice President of Manufacturing Operations. Dr. Gordon joined Antigenics in 1998, following 10 years at PerSeptive Biosystems, which is now part of Life Technologies, Inc. As part of the founding technology team, he led the development, application and market launch of technologies for the purification and analysis of proteins, including the BIOCAD perfusion chromatography workstation, and prior to that he was a product development engineer at Proctor & Gamble. Dr. Gordon obtained a bachelors degree in chemical engineering from McGill University, and a Ph.D. in biochemical engineering from Massachusetts Institute of Technology.

Anastasia Rader joined us in January 2004 as our Vice President, Human Resources and was appointed as our Senior Vice President, Executive Operations & Human Resources in January 2010. Prior to joining us and since 1999, Ms. Rader was a Vice President at Flagship Ventures and Vice President, Human Resources, of NewcoGen. During her tenure with Flagship, Ms. Rader consulted with numerous portfolio companies on human resources operational issues. Prior to joining Flagship, Ms. Rader was Corporate Director of Worldwide Employment and Staffing for Applera Corporation (now Life Technologies) following the merger of Perkin Elmer and PerSeptive Biosystems in 1998. Ms. Rader was responsible for all human resources functions at PerSeptive from 1992 to 1998. During this period, she oversaw the hiring of 600 global employees and the implementation of core human resources processes and programs as well as equity and compensation structures to accommodate the company’s growth. Ms. Rader was also a key member of corporate due diligence teams for a number of PerSeptive acquisitions and was instrumental in the integration and assimilation process for the merger of Perkin Elmer and PerSeptive Biosystems in 1998. Ms. Rader holds a B.S. from Babson College.

Aram Adourian, Ph.D., joined us in August 2000 as Director, Advanced Technologies, and served in such position until June 2002. From June 2002 until October 2003, Dr. Adourian worked as our Senior Director, Technology Assessment. In October 2003, Dr. Adourian was promoted to Vice President, Computational Sciences and served in such position until January 2007, when he was designated a general Vice President and served in such position until January 2009. In January 2009, Dr. Adourian was appointed as our Vice President, Scientific Affairs. Prior to joining us, Dr. Adourian worked at the Whitehead Institute for Biomedical Research at the Massachusetts Institute of Technology. While at MIT, Dr. Adourian served as Project Manager for Bioinformatics specializing in the development of novel systems and approaches for biomolecular sequencing, analysis and modeling. Dr. Adourian earned his Ph.D. at Harvard University in Statistical Physics, where he was a recipient of the Rudenberg Research Prize, and received his undergraduate degree in Physics from Cornell University.

Wayne K. Shepherd joined us in June 2009 as our Vice President, Market Development. In May 2010, Mr. Shepherd was promoted to Vice President, Sales and Marketing. Mr. Shepherd has over 15 years of experience in the biotechnology and device industry. Prior to joining us, Mr. Shepherd held the position of Regional Sales Director at Biosite, Inc., from November 2007 to June 2009. While at Biosite, he managed a sales team responsible for selling capital cardiac diagnostic equipment and reagent sales. Mr. Shepherd also held the position of Senior BNP Product Manager at Biosite from April 2006 to November 2007, where he managed all global aspects of the Triage BNP Test brands for the Triage meter and Beckman Immunoassay Systems. From September 2003 to April 2006, Mr. Shepherd held field sales positions at Biosite as Regional Trainer and Account Executive. From April 1994 to September 2003, Mr. Shepherd held sales positions at Medtronic, Wesley Jessen and The Dial Corporation. Mr. Shepherd received an M.B.A. from Averett University and a B.S. in Marketing Education at Virginia Polytechnic Institute and State University, or Virginia Tech.

Noubar Afeyan, Ph.D., is founder and Chairman of the board of directors, and has served on our board of directors since our inception in 2000. He has served as Managing Partner and Chief Executive Officer of Flagship Ventures, an early stage venture capital firm, since he co-founded the firm in 2000. Prior to founding Flagship Ventures in 2000, Dr. Afeyan participated in co-founding and helping launch the following ventures: PerSeptive Biosystems, ChemGenics Pharmaceuticals, EXACT Sciences, Antigenics, Color Kinetics and Celera Genomics. Dr. Afeyan was Chief Executive Officer of PerSeptive Biosystems during its five years as a public company and until its merger with Perkin Elmer Corporation. During the past five years, Dr. Afeyan has served on the board of directors of Antigenics and Color Kinetics and currently serves as a director of Helicos BioSciences. Additionally, he currently serves as a director of the following private companies: Affinnova, Inc., BIND Biosciences, Inc., Eleven Biotherapeutics, Ensemble Therapeutics, Joule Unlimited, Inc. and LS9, Inc. He earned his Ph.D. in biochemical engineering from the Massachusetts Institute of Technology (MIT) following a B.S. in chemical engineering from McGill University. Dr. Afeyan has authored numerous scientific publications and patents and is currently a Senior Lecturer at MIT in the Sloan School of Management. The Board concluded that Dr. Afeyan should serve as a director as of the date of this filing because he is a technologist, entrepreneur and venture capitalist who has extensive experience founding, building, leading, investing in and growing life science companies. Dr. Afeyan has extensive experience taking companies public and evaluating and engaging corporate combination transactions. In addition, the Board values his experience serving on many private and public company boards, as well as several advisory boards, and his familiarity with a full range of corporate and governance matters.

Harrison M. Bains has served on our board of directors since June 2007. Since Mr. Bains retired in 2004, he has served on various boards or directors or trustees, as set forth below. Mr. Bains served in multiple roles at Bristol Myers Squibb Company from 1988 until 2004, including Vice President, Treasurer and acting Chief Financial Officer. Mr. Bains’ career also includes serving as Senior Vice President of the Primary Industries Group at Chase Manhattan Bank in 1987 and 1988 and 11 years with RJR Nabisco and two of its predecessor companies as Senior Vice President and Treasurer. He currently serves as the chair of the board of directors and previously served as the chair of the audit committee of MGI Funds, Inc. an investment company registered under the Investment Company Act of 1940, as amended. He has served as a member of the boards of trustees of the University of Redlands since October 1989, the Greater Newark Conservancy since January 2005, the Park Avenue Armory since October 2007, the Civil War Preservation Trust since September 2007 and Summer Search since November 2007. Mr. Bains earned an M.B.A. from the University of California, Berkeley and a B.A. in economics from the University of Redlands. He also completed the Advanced Management Program at Harvard Business School. The Board concluded that Mr. Bains should serve as a director as of the date of this filing because Mr. Bains has extensive experience in corporate finance, accounting, governance and strategic planning for life science companies, informed most recently by his 16 years with global biopharmaceutical company, Bristol Myers Squibb.

Stéphane Bancel has served on our board of directors since January 2010. Mr. Bancel serves as Chief Executive Officer of bioMérieux, a leader in the field of in vitro diagnostics for clinical and industrial applications, and has done so since January 2007, and prior to that, served as Vice President of Strategy from July 2006 to December 2006. From 2000 to 2006, Mr. Bancel worked for Eli Lilly and Company in the United States, Great Britain and Belgium, where he successively held the positions of Managing Director, Executive Director for Global Manufacturing Strategy, Global Supply Chain and U.S. Distribution, and Supply Chain Manager. From 1995 to 1998, Mr. Bancel worked with bioMérieux in Japan, where he managed the industrial microbiology business for the Asia-Pacific region. During the past five years, Mr. Bancel has served on the board of directors of Targanta Therapeutics Corp. and he currently serves on the board of directors of bioTheranostics, Inc. and Knome, Inc. Mr. Bancel is a graduate of the Ecole Centrale Paris Engineering School. He holds an M.S. in biochemical engineering from the University of Minnesota and an M.B.A. from Harvard Business School. The Board concluded that Mr. Bancel should serve as a director as of the date of this filing because of Mr. Bancel’s experience in the diagnostics industry, managing international commercial organizations and in strategic planning. The Board values his experience serving on other private and public company boards.

Timothy Harris, Ph.D, D.Sc., has served on our board of directors since April 2007. Dr. Harris has served as the Director of the Advanced Technology Program at SAIC Frederick since 2007 and Chief Technology Officer for SAIC Frederick since 2008. Prior to holding these positions, he served as the President and Chief Executive Officer of Novasite Pharmaceuticals Inc. from January 2005 to September 2006. Prior to that, he served as Chief Executive Officer for Structural GenomiX, Inc. (now part of Eli Lilly), a drug discovery and development company focused on innovative cancer therapeutics from 2003 to 2004 and as its President and Chief Executive Officer from 1999 to 2003. Dr. Harris started his career in biotechnology in 1981 as a group leader in Molecular Biology at Celltech Group (now UBC Pharma) and from 1989 to 1993 was Director of Biotechnology at Glaxo Group Research in the

U.K. From 1993 until 1999, Dr. Harris was Chief Scientific Officer and Vice President of Research and Development at Sequana Therapeutics Inc. in San Diego, which became Axys Pharmaceuticals, Inc. in 1998 and was subsequently acquired by Celera Genomics. During the past five years, Dr. Harris has served on the board of directors of Dendreon Corp. and he currently serves on the boards of directors of Origen Therapeutics, Inc. and Gyrasol Technologies and is Chairman of the Scientific Advisory Board of Bionomics Inc. in Australia. Dr. Harris received his Ph.D. in molecular virology from the University of Birmingham, U.K. The Board concluded that Dr. Harris should serve as a director as of the date of this filing because he has extensive experience managing and serving on the boards of directors of life science companies. In addition, he brings valuable management, scientific and technological expertise to us, as well as extensive knowledge of commercial operations.

Stelios Papadopoulos, Ph.D., has served on our board of directors since 2003 and as Vice Chairman of our board of directors since April 2007. Since 2000, he has served as Chairman of Fondation Sante, a private charitable foundation whose mission is to improve the health and education of those in need, whether countries, regions or individuals. Dr. Papadopoulos served as Vice Chairman of Cowen and Company, LLC from 2003 until 2006 and as Managing Director from 2000 until 2003. While at Cowen and Company, LLC, he worked as an investment banker focused on the biotech and pharmaceutical sectors. Prior to joining Cowen and Company, LLC, he worked as an investment banker at PaineWebber, Incorporated, from 1987 to 2000, where he was Chairman of PaineWebber Development Corp., a PaineWebber subsidiary focusing on biotechnology from 1996 to 2000. Dr. Papadopoulos is a co-founder and Chairman of the Board of Exelixis, Inc. and Anadys Pharmaceuticals, Inc. and he is a co-founder and member of the board of Cellzome, Inc. Dr. Papadopoulos currently serves on the board of directors of Biogen Idec, Inc., Regulus Therapeutics, Inc. and Joule Unlimited, Inc. and during the past five years, he also served on the board of directors of GenVec, Inc. and SGX Pharmaceuticals, Inc. He is also a member of the board of visitors of Duke University School of Medicine and the board of directors of the National Marrow Donor Program. Dr. Papadopoulos holds a Ph.D. in biophysics and an M.B.A. in finance, both from New York University. The Board concluded that Dr. Papadopoulos should serve as a director as of the date of this filing because of his valuable corporate finance expertise and his deep scientific knowledge and familiarity with public and private life science companies. Having been a member of the compensation, audit and governance committees of public company boards, Dr. Papadopoulos is also familiar with a broad range of corporate and board functions. Dr. Papadopoulos brings a wealth of experience in founding, building and investing in life science companies.

Pieter van der Meer, M.Sc., has served on our board of directors since February 2002. Since January 2005, he has served as a Managing Director of Gilde Healthcare Partners, a venture capital firm, where he focuses on start-up and early stage investments in healthcare companies with novel technologies, platforms and drug discovery approaches. Mr. van der Meer also represents Gilde on the boards of directors of certain of its portfolio companies, including Agendia B.V. and Acacia Pharma Ltd. He is also a member of the project screening committee at Amsterdam & Leiden Universities. Mr. van der Meer joined Gilde in 1998 after working several years with KPMG Management Consulting, where he was closely involved with due diligence and strategic projects in venture capital and the pharmaceutical sector across Europe. Mr. van der Meer earned his M.Sc. in chemistry at Leiden University where he specialized in bio-organic synthesis and molecular modeling. The Board concluded that Mr. van der Meer should serve as a director as of the date of this filing because he has extensive experience building, investing in and growing life science companies globally. In addition, the Board values his scientific background, international perspective and experience, as we commence our commercial activities in Europe.

Corporate Governance

Board Composition

Our restated certificate of incorporation and restated bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. We currently have seven directors. In accordance with our restated certificate of incorporation and restated bylaws, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders commencing with the meeting in 2012, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following the election. Our directors are divided among the three classes as follows:

➢	the Class I directors will be Drs. Afeyan and Papadopoulos and Mr. Bains and their terms will expire at the annual meeting of stockholders to be held in 2012;

➢	the Class II directors will be Mr. van der Meer and Dr. Harris and their terms will expire at the annual meeting of stockholders to be held in 2013; and

➢	the Class III directors will be Mr. Bancel and Dr. Muntendam and their terms will expire at the annual meeting of stockholders to be held in 2014.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that each class will consist of approximately one-third of the directors.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee. All of our committee charters are posted on our website at www.bg-medicine.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 610 Lincoln Street North, Waltham, Massachusetts 02451.

The composition and function of each of these committees are described below.

Audit Committee. Our audit committee is comprised of Mr. Bains (chairman), Dr. Harris and Dr. Papadopoulos. All members of the audit committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ Stock Market LLC, or NASDAQ. Our board of directors has determined that Mr. Bains is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. Our audit committee is authorized to:

➢	approve and retain the independent auditors to conduct the annual audit of our financial statements;

➢	review the proposed scope and results of the audit;

➢	review and pre-approve audit and non-audit fees and services;

➢	review accounting and financial controls with the independent auditors and our financial and accounting staff;

➢	review and approve transactions between us and our directors, officers and affiliates;

➢	recognize and prevent prohibited non-audit services;

➢	establish procedures for complaints received by us regarding accounting matters; and

➢	oversee internal audit functions, if any.

Compensation Committee. Our compensation committee is currently comprised of Dr. Harris (chairman), Mr. Bains and Mr. van der Meer. All members of the compensation committee qualify as independent under the current definition promulgated by NASDAQ. At times when not all members of our compensation committee qualify as “non-employee directors” for purposes of Section 16 of the Exchange Act, our board of directors, rather than our compensation committee, retains the authority to approve equity awards being granted to our directors and executive officers. Our compensation committee is authorized to:

➢	review and recommend the compensation arrangements for management;

➢	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

➢	administer our stock incentive and purchase plans; and

➢	oversee the evaluation of management.

Nominating and Governance Committee. Our nominating and governance committee is comprised of Dr. Afeyan (chairman), Dr. Papadopoulos and Mr. Bancel. All members of the nominating and governance committee qualify as independent under the current definition promulgated by NASDAQ. Our nominating and governance committee will be authorized to:

➢	identify and nominate candidates for election to the board of directors;

➢	develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and

➢	lead the board of directors in its annual review of the board of directors’ performance.

Our nominating and governance committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third-party search firms or other appropriate sources. For all potential candidates, our nominating and governance committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the board of directors, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. For each annual meeting, our nominating and governance committee will consider only one recommended nominee from any stockholder or group of affiliated stockholders, and such recommending stockholder or group must have held at least five percent of our common stock for at least one year. All stockholder recommendations for proposed director nominees must be in writing to the nominating and governance committee, care of our Corporate Secretary at 610 Lincoln Street North, Waltham, Massachusetts 02451, no later than 120 calendar days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of stockholders or, in certain circumstances, a reasonable time in advance of the mailing of our proxy statement for the annual meeting of stockholders for the current year. The recommendation must be accompanied by the following information concerning the recommending stockholder:

—	name, address and telephone number of the recommending stockholder;

—	the number of shares of our common stock owned by the recommending stockholder and the time period for which such shares have been held;

—

if the recommending stockholder is not a stockholder of record, a statement from the record holder verifying the holdings of the recommending stockholder and a statement from the recommending stockholder of the length of time such shares have been held (alternatively the recommending stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission, together with a statement of the length of time that the shares have been held); and

—	a statement from the recommending stockholder as to a good faith intention to continue to hold such shares through the date of the next annual meeting.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

—	the information required by Items 401, 403 and 404 of Regulation S-K under the Securities Act;

—	a description of all relationships between the proposed nominee and the recommending stockholder, including any agreements or understandings regarding the nomination;

—	a description of all relationships between the proposed nominee and any of our competitors, customers, suppliers, labor unions or other persons with special interests regarding BG Medicine; and

—	the contact information of the proposed nominee.

The recommending stockholder must also furnish a statement supporting a view that the proposed nominee possesses the minimum qualifications as set forth below for director nominees and describing the contributions that the proposed nominee would be expected to make to the board of directors and to the governance of BG Medicine and must state whether, in its view, the proposed nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of BG Medicine. The recommendation must also be accompanied by the written consent of the proposed nominee (i) to be considered by the nominating and governance committee and interviewed if the committee chooses to do so in its discretion, and (ii) if nominated and elected, to serve as a director.

For all potential candidates, the nominating and governance committee may consider all factors it deems relevant, including the following threshold criteria:

—	candidates should possess the highest personal and professional standards of integrity and ethical values;

—	candidates must be committed to promoting and enhancing the long-term value of BG Medicine for its stockholders;

—

candidates should not have any interests that would materially impair his or her ability to (i) exercise independent judgment, or (ii) otherwise discharge the fiduciary duties owed as a director to us and our stockholders;

—	candidates must be able to represent fairly and equally all stockholders without favoring or advancing any particular stockholder or other constituency of BG Medicine;

—

candidates must have demonstrated achievement in one or more fields of business, professional, governmental, community, scientific or educational endeavor, and possess mature and objective business judgment and expertise;

—	candidates are expected to have sound judgment, derived from management or policy making experience that demonstrates an ability to function effectively in an oversight role;

—	candidates must have a general appreciation regarding major issues facing public companies of a size and operational scope similar to us; and

—	candidates must have, and be prepared to devote, adequate time to the board of directors and its committees.

In addition, the nominating and governance committee will also take into account the extent to which the candidate would fill a present need on the board of directors, including the extent to which a candidate meets the independence and experience standards promulgated by the Securities and Exchange Commission and by NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

Our records reflect that all reports required to be filed pursuant to Section 16(a) of the Exchange Act by our executive officers and directors have been filed on a timely basis.

Code of Conduct and Ethics

We have adopted a corporate code of conduct and ethics that applies to all of our employees and officers, including our principal executive officer and our principal financial and accounting officer, and our directors. The text of the code of conduct and ethics is posted on the Corporate Governance section of our website at www.bg-medicine.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 610 Lincoln Street North, Waltham, Massachusetts 02451. We expect that any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer and principal financial and accounting officer will be disclosed on our website.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The primary objectives of the compensation committee of our board of directors with respect to executive compensation are to attract and retain the best possible executive talent, to motivate our executive officers to enhance our growth and profitability and increase stockholder value and to reward superior performance and contributions to the achievement of corporate objectives. The focus is to tie short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals and to align executives’ incentives with stockholder value creation. To achieve these objectives, the compensation committee has developed and maintains a compensation plan that ties a substantial portion of our executives’ overall compensation to our research, clinical, regulatory and financial and operational performance. Because we believe that the performance of every employee is important to our success, we are mindful of the effect our executive compensation and incentive program has on all of our employees.

Determining and Setting Executive Compensation

The compensation committee of our board of directors, pursuant to its charter, has the responsibility of formulating, evaluating and approving the compensation of our directors and named executive officers, and assisting the full board of directors in establishing and administering appropriate incentive compensation and equity-based plans. The compensation committee, with the input of management, develops our compensation plans by utilizing publicly available compensation data and subscription compensation survey data for national and regional companies in the biotechnology industry. Specifically, we use composite survey data obtained from the Radford Global Life Sciences Executive Pre-IPO Report, or the Radford Report, prepared by AON Consulting, Inc., and occasionally other reports to benchmark base salaries. We believe that these composite data provide us with appropriate compensation benchmarks because the companies included in the composite data are in our industry and have similar organizational structures and stages of development, and accordingly, tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the composite compensation data in the Radford Report, as well as various subsets of these data, in particular, the data for companies with an outside (non-employee) investment level of over $80.0 million.

In addition, our compensation committee periodically engages third-party compensation consultants to analyze our existing compensation policies and recommend changes to those policies based on current market data and compensation trends in our industry. The compensation committee did not engage a compensation consultant in 2010. Using the Radford Report and any information provided by compensation consultants, the compensation committee evaluates the competitive nature of our various forms of compensation, including salary and benefits as well as equity-based compensation, relative to other biotechnology and pharmaceutical companies.

The compensation committee has approved a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with approximately the 50th percentile of the companies in our industry of similar size to us represented in the compensation data we review.

In deciding to perform the benchmarking at this stage in our development, our compensation committee acknowledged that benchmarking is not an ideal measure in isolation for setting executive compensation. However, it believes that benchmarking can be an important tool in the decision-making process, in light of the executive compensation program’s primary objective to attract, retain and motivate executive talent in a competitive marketplace.

We have worked within the framework of this pay-for-performance philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

➢	the individual’s particular background and circumstances, including training and prior relevant work experience;

➢	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

➢	the demand for people with the individual’s specific expertise and experience at the time of hire;

➢	performance goals and other expectations for the position;

➢	comparison to other executives within our company having similar levels of expertise and experience; and

➢	uniqueness of industry skills.

The terms of the compensation for our President and Chief Executive Officer, Dr. Pieter Muntendam, and our other named executive officers are derived from our employment arrangements with them and from annual performance reviews conducted by the compensation committee in the case of our President and Chief Executive Officer, and by our President and Chief Executive Officer and the compensation committee in the case of our other named executive officers. The employment arrangements provide, among other things, the named executive officer’s initial annual base salary, annual bonus target and initial stock option grant. Following the execution of these employment arrangements, the compensation paid to each executive is subject to adjustment based on our annual performance evaluation process. Annual base salary increases and annual bonus awards, if any, for our President and Chief Executive Officer are determined by the compensation committee. Our President and Chief Executive Officer recommends annual base salary increases and the amount of annual bonus awards, if any, for the other named executive officers, which are reviewed and approved by the compensation committee.

Our annual performance evaluation process is described below. The details of our employment arrangements with our named executive officers are described in the section below titled “Executive Compensation — Employment Arrangements With Our Named Executive Officers.”

Compensation Components

The compensation program for our named executive officers consists principally of base salary, annual cash incentive compensation, long-term compensation in the form of stock options and severance and change of control benefits.

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant background, training and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for similar executives at the time of hire. We believe that executive base salaries should generally target the 50th percentile of the range of salaries for executives in similar positions and with similar responsibilities in the biotechnology companies of similar size to us represented in the compensation data we review. A named executive officer’s base salary is also evaluated together with other components of the executive’s compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Base salaries are reviewed annually as part of our performance management evaluation process and may be increased for merit reasons, based on the named executive officer’s success in meeting or exceeding individual performance goals and an assessment of whether corporate goals were achieved. We also assess whether there are any significant differences in how a person is compensated compared to industry benchmarks by utilizing data from the Radford Report to benchmark the biotechnology industry. If through this assessment we determine that an employee’s compensation is below a certain benchmark level, we may recommend a market adjustment. Additionally, we review base salaries and make adjustments as warranted for changes in the scope of a named executive officer’s role or responsibilities and any internal inequities we identify.

Annual Bonus

The compensation committee designs the annual incentive component of our compensation program. We provide this opportunity as a way to attract and retain highly skilled and experienced executives and to motivate them to achieve annual corporate and individual goals. Our practice has been to provide all employees with the opportunity to earn an annual bonus up to a certain percentage of their annual base salaries, which may be composed of cash, stock options or a combination of cash and stock options. A significant element of the cash compensation of our named executive officers is an annual performance-based bonus. An executive’s target bonus is generally set as a percentage of base salary to reward strong performance and retain employees in a competitive labor market. As described in more detail below under “— Establishment of Company and Individual Goals and Annual Performance Evaluations,” bonuses are based on the achievement of corporate goals, including research, development, financial and operational milestones, as well as the achievement of individual goals.

Our named executive officers have bonus targets ranging from 30% to 35% of their base salaries, with the exception of our President and Chief Executive Officer who has a target bonus percentage of 50% of his base salary. The compensation committee has set the target bonus percentage for our President and Chief Executive Officer at a higher level than those of our other named executive officers in order to bring the overall compensation paid to our

President and Chief Executive Officer in line with the 50th percentile of the companies in our industry of similar size to us represented in the Radford Report. In determining bonus awards for each of our named executive officers, the compensation committee weighs the achievement of corporate goals and the achievement of individual goals. The amount of a named executive officer’s bonus compensation typically increases in relation to such named executive officer’s responsibilities and ability to meet individual goals and our achievement of the corporate goals. The compensation committee believes that making a significant portion of a named executive officer’s bonus contingent on corporate performance more closely aligns the named executive officer’s interests with those of our stockholders. The target bonus percentages are based on competitive practices for each comparable position in the survey data reviewed. This practice is designed to enable us to attract senior level employees and add an additional compensation opportunity in the form of variable pay. Annual bonuses granted to our named executive officers, including our President and Chief Executive Officer, are primarily tied to the achievement of the corporate goals and, to a lesser extent, by individual goals. For each executive, we refer to the composite of heavily-weighted corporate goals and lesser-weighted individual goals generally as his or her performance goals. After determining the percentage achievement by the company of its corporate goals, the compensation committee considers each executive’s progress toward the company’s achievement of its goals. Decisions regarding our Chief Executive Officer’s annual bonus awards are based predominantly on the company’s level of achievement of its goals. Decisions regarding annual bonus awards for each of our other executive officers are based on his or her contributions toward the achievement of the corporate goals for the given year as well as the level of achievement of individual goals developed at the beginning of the year in support of these corporate goals, as adjusted to reflect changes in key assumptions or external factors impacting the business. No specific numerical weightings or ratings are applied to achievement of the individual goals; rather the performance of the officer is evaluated as a whole.

Long-Term Incentives

We believe that long-term performance will be enhanced through stock and equity awards that reward our executives for maximizing stockholder value over time and that align the interests of our executives and management with those of our stockholders. The compensation committee believes that the use of stock and equity awards offers the best approach to achieving our compensation goals because equity ownership ties a significant portion of an executive’s compensation to the performance of our company’s stock. We have historically elected to use stock options as the primary long-term equity incentive vehicle.

Stock Options. Stock options are awarded based on various factors, including the responsibilities of the individual named executive officer, his or her past performance, anticipated future contributions, prior option grants (including the vesting schedule of such prior grants) and the executive’s total cash compensation. We have used and expect to continue to use stock options as a long-term incentive vehicle because we believe that:

➢	stock options and the vesting period of stock options attract and retain executives;

➢	stock options are inherently performance-based because stock options enhance the executives’ incentive to increase our stock price and maximize stockholder value; and

➢	stock options help to provide a balance to the overall executive compensation program as base salary and our annual performance bonus program focus on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term, as we generally grant stock options vesting over a four-year period.

For a description of the terms and conditions of our stock option plan, see “Executive Compensation — Equity Incentive Plans.”

Generally, the compensation committee awards stock options to our named executive officers and other employees on an annual basis. Stock options typically vest over four years and have an exercise price equal to the fair market value of our common stock on the date of grant, as determined by our board of directors.

Initial Stock Option Awards. We typically make an initial award of stock options to new executive officers in connection with the commencement of their employment. These grants generally have an exercise price equal to the fair market value of our common stock on the grant date and a vesting schedule of 25% on the first anniversary of the date of hire and the remainder at 6.25% per quarter thereafter. The initial stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time and to maintain competitive levels of total compensation. The size of the initial stock option award is determined based on numerous factors, including the executive’s skills and experience, the executive’s responsibilities with us, internal equity and an analysis of the practices of national and regional companies in the biotechnology industry similar in size to us, as set forth above.

Stock Option Grants as Component of Annual Bonus. Historically and from time to time, we have used stock option awards as a component of our annual bonus program.

Other Compensation

We maintain benefits that are provided to all employees, including medical, dental and life insurance coverage and a 401(k) plan. In addition, we may assist with certain expenses associated with an executive joining our company. We believe that these forms of compensation create additional incentives for an executive to join our company in a position where there is high market demand.

Termination-Based Change of Control Compensation

Upon termination of employment under certain circumstances, our named executive officers are entitled to receive varying types of compensation. Elements of this compensation may include payments based upon a number of months of base salary, acceleration of vesting of equity, and continued health insurance coverage and other similar benefits. We believe that our termination-based compensation and acceleration of vesting of equity awards, including the severance package for our President and Chief Executive Officer, are comparable to those offered to executives of other similar companies based upon the market information we have reviewed. We also have granted severance and acceleration of vesting of equity benefits to our executives in the event of a change of control if the executive is terminated within a certain period of time of the change of control. Although, a limited amount of stock options held by our named executive officers accelerates solely upon a change of control, we believe this “double trigger” requirement maximizes stockholder value because it prevents an unintended windfall to management in the event of a friendly or non-hostile change of control. Under this structure, unvested equity awards would continue to incentivize our executives to remain with us after a change of control, and therefore, we believe the “double trigger” approach is preferable to than a “single trigger” acceleration mechanism contingent only upon a change of control. The specifics of each named executive officer’s arrangements are described in further detail below under “Executive Compensation — Potential Payments Upon Termination or Change of Control.”

Relationship of Elements of Compensation

Our compensation structure is primarily comprised of base salary, annual performance bonus and stock options. In setting executive compensation, the compensation committee considers the aggregate compensation payable to a named executive officer and the form of the compensation. The compensation committee seeks to achieve an appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.

The compensation committee manages the expected impact of salary increases and performance bonuses by requiring that the size of any salary increases and bonuses be tied to the attainment of corporate and individual goals. For example, the size of each employee’s bonus is determined not only by individual performance, but also by whether we have met our corporate goals.

The compensation committee views the award of stock options as a primary long-term retention benefit. The compensation committee has made the award of stock options a significant component of total compensation and also ties the earning of these awards to long-term vesting schedules, generally four years. If an employee leaves our employ before the completion of the vesting period, then that employee would not receive any benefit from the non-vested portion of his award. We believe that this feature makes it more attractive to remain with us and these arrangements do not require substantial cash payments by us.

The compensation committee reviews from time to time the mix of the compensation elements for named executive officers against comparable companies in our industry. The size and mix of each element in a compensation package is based on the impact of the position on the company, market practice and overall corporate and individual performance relative to stated corporate goals. The level of incentive compensation typically increases in relation to a named executive officer’s responsibilities and ability to meet individual and corporate goals. The compensation committee believes that making a significant portion of a named executive officer’s compensation contingent on corporate performance more closely aligns the named executive officer’s interests with those of our stockholders.

The compensation committee may decide, as appropriate, to modify the mix of base salary, annual and long-term incentives to best fit a named executive officer’s specific circumstances or if required by competitive market conditions for attracting and retaining skilled personnel. For example, the compensation committee may make the decision to award more cash and not award stock options. The compensation committee may also decide to award additional stock options to a named executive officer if the total number of stock option grants received during an individual’s employment with us does not adequately reflect the executive’s current position. We believe that this discretion and flexibility allows the compensation committee to better achieve our compensation objectives.

Establishment of Corporate and Individual Goals and Annual Performance Evaluations

Corporate Goals

Our compensation committee establishes our corporate goals at the beginning of each year and these goals are used to assess corporate performance for the year. The key strategic, corporate, financial and operational goals that may be identified by our compensation committee include:

➢	clinical diagnostic development;

➢	targeted biomarker development;

➢	commercialization of our diagnostic product candidates; and

➢	implementation of appropriate financing or business development strategies.

Our corporate goals for 2010 were as follows:

➢	obtain 510(k) clearance of our galectin-3 test for heart failure from the FDA;

➢	execute a partner agreement with a national laboratory service provider;

➢	initiate development of the galectin-3 assay for two or more automated platforms;

➢	execute an additional galectin-3 development and commercialization agreement;

➢	initiate U.S. sales and marketing operations in accordance with commercial plans;

➢	complete validation studies for AMIPredict;

➢	ascertain clinical utility of LipidDx against the target product profile and pursue FDA pre-IDE; and

➢	ensure the company has sufficient capital to fund operations for the next twelve months.

Individual Goals

At the beginning of each year, individual goals for our named executive officers are established by our President and Chief Executive Officer and individual goals for our President and Chief Executive Officer are established by the compensation committee. These goals represent significant milestones that must be met by each executive. Factors are identified and specified that will be used to measure success in reaching each goal. Objectives are established based on the executive’s principal areas of responsibility. For example, our scientific executives will have measurable objectives established for areas such as key research or scientific milestones.

The performance of our named executive officers in 2010 was evaluated against the 2010 individual goals listed below:

Pieter Muntendam, M.D., President and Chief Executive Officer — add key members to the executive team; lead the executive team in all aspects of devising, planning and executing corporate, financial and strategic business plans and objectives, research and development initiatives and commercialization activities; interface with the board of directors and existing and potential stockholders; and further our corporate growth.

Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer — prepare the company for the initial public offering process; be strategically involved in all financial transactions of the company; lead the five-year strategic planning process; and plan for year-end audit activities.

Anastasia Rader, Senior Vice President, Executive Operations and Human Resources — lead business teams in support of initial public offering and commercialization activities, lead company strategic recruitment plan, direct the administration of certain programs, including benefits, compensation and compliance.

Neal F. Gordon, Ph.D., Senior Vice President, Biomarker Discovery — enhance our internal in vitro diagnostics product development group; continue to leverage our systems biology-based discovery platform; and expand our technology platform capabilities by developing new targeted measurement strategies for both proteins and lipid metabolites.

Aram Adourian, Ph.D., Vice President, Scientific Affairs — lead scientific assessment, experimental design and data evaluation aspects of our molecular diagnostics programs; continue to be strategically involved in our systems biology-based study planning and execution; contribute to scientific interface with external partners and regulatory entities; and coordinate intellectual property strategy.

Evaluations

After the completion of each fiscal year, we evaluate individual and corporate performance against stated goals for the year. Consistent with our overall compensation philosophy, each executive undergoes an annual performance evaluation. This evaluation leads to a recommendation for annual salary increases, bonuses and equity awards, if any, which are then reviewed and approved by our compensation committee. The performance of our named executive officers is generally assessed by our President and Chief Executive Officer. In the case of our President and Chief Executive Officer, his performance is assessed primarily by the compensation committee. Our compensation committee evaluates the named executive officers’ and our overall corporate performance relative to the approved goals and determines the percentage of corporate goals achieved. For 2010, the compensation committee determined to reward the achievement of such goals through the payment of cash bonuses, as described in more detail below. Annual bonuses, as well as base salary increases and annual stock option awards, are granted within the discretion of the compensation committee and, to the extent granted, are generally implemented during the first calendar quarter of the year.

2010 Compensation of Named Executive Officers

Base Salaries Paid in 2010

In January 2010, the compensation committee used composite compensation data from the Radford Report to evaluate the compensation of our President and Chief Executive Officer. The data from this report indicated that, for an incumbent Chief Executive Officer, a base salary of $290,000 was approximately at the 25th percentile and, therefore, the compensation committee decided to maintain his salary at $290,000 for 2010. Also, in January 2010, the annual base salaries for our other named executive officers were set by the compensation committee at $275,000 for Mr. Rogers, $225,000 for Dr. Gordon, $210,000 for Dr. Adourian and $210,000 for Ms. Rader based on the following data from the Radford Report. For the Chief Financial Officer position, a base salary of $234,336 was at the 25th percentile, a base salary of $265,000 was at the 50th percentile and a base salary of $288,462 was at the 75th percentile. For positions comparable to the Senior Vice President, Biomarker Discovery, the data from the Radford Report indicated that a base salary of $225,000 was at the 25th percentile, a base salary of $240,061 was at the 50th percentile and a base salary of $250,000 was at the 75th percentile. For positions comparable to the Vice President, Scientific Affairs, the data from the Radford Report indicated that a base salary of $190,000 was at the 25th percentile, a base salary of $213,107 was at the 50th percentile and a base salary of $282,771 was at the 75th percentile. For positions comparable to the Senior Vice President, Executive Operations & Human Resources, the data from the Radford Report indicated that a base salary of $210,000 was at the 25th percentile, a base salary of $236,355 was at the 50th percentile and a base salary of $259,400 was at the 75th percentile.

Annual Bonus Awards Earned in 2010

The amounts of annual bonus awards earned by each of our named executive officers for performance during 2010 were determined in February 2011 by the compensation committee. The compensation committee examined our operating and financial results and evaluated the performance of each named executive officer against the corporate goals and each named executive officer’s individual goals. Based on the assessment of our 2010 corporate goals described above, the compensation committee determined that we achieved 85% of our corporate goals. The bonuses earned by our named executive officers in 2010 were paid in cash.

Our President and Chief Executive Officer was eligible to receive up to $145,000 in bonus with respect to 2010 performance, which is equal to 50% of his 2010 base salary. In setting his bonus award for 2010 performance, the compensation committee determined that Dr. Muntendam should receive $123,250. Dr. Muntendam’s bonus was based on meeting or exceeding the goals that supported our 2010 corporate goals. Specifically, Dr. Muntendam was credited with playing a pivotal role in our receipt of the 510(k) clearance from the FDA for the company’s first product, the galectin-3 test for heart failure, negotiating and closing our distribution partnership with a leading laboratory service provider, Labcorp, negotiating and closing four additional collaborations for the development of the automated version of the galectin-3 test with Abbott (iStat), Alere, bioMérieux and Siemens. In addition, Dr. Muntendam was credited with playing a pivotal role in closing our initial public offering, closing the second phase of the HRP initiative and coordinating the execution and completion of several research and development studies for our product candidates.

Our Executive Vice President, Chief Financial Officer was eligible to receive up to $96,250 in bonus with respect to 2010 performance, which is equal to 35% of his 2010 base salary. In setting his bonus award for 2010 performance, the compensation committee determined that Mr. Rogers should receive $81,813. Mr. Rogers’ bonus was based on meeting or exceeding his performance goals, which primarily included preparing the company for, leading the company in and ultimately closing our initial public offering. In addition, Mr. Rogers led our efforts to raise $6 million in bridge financing, as well as leading our other financial transactions, audit and compliance programs.

Our Senior Vice President, Executive Operations & Human Resources was eligible to receive up to $63,000 in bonus with respect to 2010 performance, which is equal to 30% of her 2010 base salary. In setting her bonus award for 2010 performance, the compensation committee determined that Ms. Rader should receive $53,550. Ms. Rader’s bonus was based on meeting or exceeding her performance goals, which primarily included effectively leading several of our business units in support of our initial public offering, administering, facilitating and assisting in the closing of certain of our key commercial collaborations and directing the administration of certain operational programs, including benefits, compensation and compliance.

Our Senior Vice President, Biomarker Discovery was eligible to receive up to $67,500 in bonus with respect to 2010 performance, which is equal to 30% of his 2010 base salary. In setting his bonus award for 2010 performance, the compensation committee determined that Dr. Gordon should receive $57,375. Dr. Gordon’s bonus was based on meeting or exceeding his performance goals, which primarily included effectively leveraging the company’s systems biology-based discovery platform and leading the development of new targeted measurement strategies.

Our Vice President, Scientific Affairs was eligible to receive up to $63,000 in bonus with respect to 2010 performance, which is equal to 30% of his 2010 base salary. In setting his bonus award for 2010 performance, the compensation committee determined that Dr. Adourian should receive $53,550. Dr. Adourian’s bonus was based on meeting or exceeding his performance goals, which primarily included the effective leadership of all of our scientific programs, valuable strategic contributions in study design and execution, development and management of our intellectual property portfolio and critical interfacing with external partners and regulatory entities. Most significantly, Dr. Adourian was credited with playing a pivotal role in interfacing with the FDA and responding to the FDA’s inquiries in order to achieve 510(k) clearance of our first product, the galectin-3 test for heart failure, which was our most significant accomplishment during 2010.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2010 and 2009 to (1) our chief executive officer, (2) our chief financial officer, and (3) our three other highest paid executive officers during 2010. We refer to these officers as our named executive officers.

Name and principal position	Year	Salary	Bonus(1)		Option awards(2)	Total
Pieter Muntendam, M.D.	2010	$290,000	$123,250		$57,696	$470,946
President and Chief Executive Officer	2009	290,000	50,750		940,588	1,281,338

Michael W. Rogers	2010	275,000	81,813		13,638	370,451
Executive Vice President, Chief Financial Officer and Treasurer	2009	96,667	24,000	(3)	1,324,476	1,445,143

Anastasia Rader	2010	210,000	53,550		27,800	291,350
Senior Vice President, Executive Operations & Human Resources

Neal F. Gordon, Ph.D.	2010	225,000	57,375		22,386	304,761
Senior Vice President, Biomarker Discovery	2009	225,000	19,688		454,450	699,138

Aram Adourian, Ph.D.	2010	210,000	53,550		27,713	291,263
Vice President, Scientific Affairs	2009	195,000	24,375		20,356	239,731

(1)	With the exception of Michael Rogers’ 2009 bonus amount, represents only the cash portion of bonus paid for 2009 performance. See footnote 4 below.

(2)	The value of each of the option awards was computed in accordance with ASC Topic 718 without consideration of forfeitures. Valuation assumptions are described in the notes to financial statements appearing elsewhere in this Annual Report on Form 10-K. See our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Stock-Based Compensation.” The incentive stock options generally have a 10-year term and the non-qualified stock options generally have an eight-year term and, in the aggregate, vest with respect to one-fourth of the shares of our common stock on the first anniversary of the grant date and quarterly thereafter until the fourth anniversary of the grant date as described below under “— Grants of Plan-Based Awards Table” and “— Outstanding Equity Awards at Fiscal Year-End.”

(3)	For performance in 2009, Mr. Rogers received a bonus of $12,000 in cash and fully vested options to purchase 2,399 shares of our common stock at an exercise price of $10.67 per share on January 23, 2010.

Grants of Plan-Based Awards Table

The following table presents information concerning grants of plan-based awards to our named executive officers during 2010.

Name and principal position	Grant date	All other option awards: number of securities underlying options		Per share exercise or base price of option or stock awards	Grant date fair value of stock and option awards(1)
Pieter Muntendam, M.D. President and Chief Executive Officer	1/23/2010	10,149	(2)	$10.67	$57,696

Michael W. Rogers Executive Vice President, Chief Financial Officer and Treasurer	1/23/2010	2,399	(2)	10.67	13,638

Anastasia Rader Senior Vice President, Executive Operations & Human Resources	1/23/2010	4,499	(2)	10.67	27,800

Neal F. Gordon, Ph.D. Senior Vice President, Biomarker Discovery	1/23/2010	3,937	(2)	10.67	22,386

Aram Adourian, Ph.D. Vice President, Scientific Affairs	1/23/2010	4,874	(2)	10.67	27,713

(1)	The value of option awards granted to our named executive officers was computed in accordance with ASC Topic 718 without consideration of forfeitures. See our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Stock-Based Compensation.” Valuation assumptions are described in the notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

(2)	Represents a fully vested incentive stock option with a term of 10 years.

Employment Arrangements With Our Named Executive Officers

Pieter Muntendam, M.D. We entered into a letter agreement with Dr. Muntendam in December 2004. Dr. Muntendam’s annual base salary is currently $290,000. Pursuant to the letter agreement, Dr. Muntendam has the opportunity to earn an annual performance bonus of up to 50% of his salary, based on achievement of a series of personal and corporate objectives that our board of directors and Dr. Muntendam define annually, and is also eligible to receive annual stock option grants based on our corporate performance.

As a condition of employment, Dr. Muntendam has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with us for a period of twelve months after the termination of his employment.

Dr. Muntendam is entitled to certain benefits in connection with a termination of his employment or a change of control discussed below under “—Potential Payments Upon Termination or Change of Control.”

Michael W. Rogers. We entered into a letter agreement with Mr. Rogers, our Executive Vice President, Chief Financial Officer and Treasurer, on June 30, 2009. Mr. Rogers’ annual base salary is currently $275,000. Pursuant to his letter agreement, Mr. Rogers was guaranteed a minimum bonus payment of $24,000 for 2009 and has the opportunity to earn an annual performance bonus of up to 35% of his annual salary, based on the achievement of certain milestones that our board of directors and Dr. Muntendam define annually.

As a condition of employment, Mr. Rogers has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with us for a period of twelve months after the termination of his employment.

Mr. Rogers is entitled to certain benefits in connection with a termination of his employment or a change of control discussed below under “—Potential Payments Upon Termination or Change of Control.”

Anastasia Rader. As a condition of her employment, Ms. Rader has entered into a non-competition and non-solicitation agreement pursuant to which she has agreed not to compete with us for a period of twelve months after the termination of her employment.

Ms. Rader is entitled to certain benefits in connection with a termination of her employment or a change of control discussed below under “—Potential Payments Upon Termination or Change of Control.”

Neal F. Gordon, Ph.D. We entered into a letter agreement with Dr. Gordon, our Senior Vice President, Biomarker Discovery, on January 1, 2009. Dr. Gordon’s annual base salary is currently $225,000. Pursuant to his letter agreement, Dr. Gordon has the opportunity to earn an annual performance bonus of up to 25% of his annual salary, based on the achievement of certain milestones that our board of directors and Dr. Muntendam define annually.

As a condition of employment, Dr. Gordon has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with us for a period of twelve months after the termination of his employment.

Dr. Gordon is entitled to certain benefits in connection with a termination of his employment or a change of control discussed below under “—Potential Payments Upon Termination or Change of Control.”

Aram Adourian, Ph.D. As a condition of his employment, Dr. Adourian has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with us for a period of twelve months after the termination of his employment.

Dr. Adourian is entitled to certain benefits in connection with a termination of his employment or a change of control discussed below under “—Potential Payments Upon Termination or Change of Control.”

Confidential Information and Assignment of Inventions Agreements

Each of our named executive officers has also entered into a standard form agreement with respect to confidential information and assignment of inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and to assign to us any inventions conceived or developed during the course of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2010.

Name and principal position	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date
Pieter Muntendam, M.D.	182,239		—		$0.90	December 16, 2014
President and Chief Executive Officer	98,128		—		0.90	December 8, 2015
	140,183		—		0.90	November 28, 2016
	87,684	(1)	84,475	(1)	7.50	January 23, 2017	(2)
	9,127	(1)	39,998	(1)	7.50	January 23, 2019	(3)
	10,149		—		$10.67	January 23, 2020
Michael W. Rogers	99,164	(4)	187,497	(4)	7.50	June 30, 2017	(2)
Executive Vice President, Chief Financial	13,332	(4)	—		7.50	June 30, 2019	(3)
Officer and Treasurer	2,399		—		$10.67	January 23, 2020

Anastasia Rader	56,073		—		$0.90	August 26, 2014
Senior Vice President, Executive Operations	28,036		—		0.90	December 8, 2015
& Human Resources	8,249	(5)	3,750	(5)	7.50	September 16, 2018
	5,999		—		7.50	January 23, 2019
	4,499		—		10.67	January 23, 2020

Neal F. Gordon, Ph.D.	32,605	(6)	25,832	(6)	7.50	January 23, 2017	(2)
Senior Vice President, Biomarker Discovery	13,332	(6)	33,228	(6)	7.50	January 23, 2019	(3)
	3,937		—		$10.67	January 23, 2020

Aram Adourian, Ph.D.	7,009		—		0.90	April 26, 2012
Vice President, Scientific Affairs	28,036		—		0.90	April 15, 2014
	42,054		—		0.90	December 8, 2015
	29,699	(5)	13,500	(5)	7.50	December 16, 2018
	4,499		—		7.50	January 23, 2019
	4,874		—		$10.67	January 23, 2020

(1)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement for an aggregate amount of 221,284 shares. In the aggregate, 25% of the total number of shares subject to these options vested on January 1, 2010 and the remainder vests 6.25% per quarter thereafter.

(2)	Represents a non-qualified stock option.

(3)	Represents an incentive stock option.

(4)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement for an aggregate amount of 299,993 shares. In the aggregate, 25% of the total number of shares subject to these options vest on June 30, 2010 and the remainder vests 6.25% per quarter thereafter.

(5)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement. 25% of the total number of shares subject to these options vested on February 19, 2009 and the remainder vests 6.25% per quarter thereafter.

(6)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement for an aggregate amount of 104,997 shares. In the aggregate, 25% of the total number of shares subject to these options vested on January 1, 2010 and the remainder vests 6.25% per quarter thereafter.

Option Exercises and Stock Vested at Fiscal Year-End

There were no options exercised by any of the named executive officers during 2010.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

We have a defined contribution retirement plan in which all employees are eligible to participate. Our plan is intended to qualify under Section 401(k) of the Internal Revenue Code so that contributions by employees and by us to our plan and income earned on plan contributions are not taxable to employees until withdrawn or distributed from the plan, and so that contributions, including employee salary deferral contributions, will be deductible by us when made. We do not currently provide matching contributions under this plan but may choose to do so in the future. We also contribute to medical, disability and other standard insurance for our employees. Our non-employee directors do not receive pension, retirement or similar benefits from us. We have in the past provided our employees severance payments for involuntary termination in an amount equal to two weeks per year of service, not to exceed 10 weeks, and expect to continue this practice in the future.

Non-Qualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The compensation committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Severance Benefits and Change of Control Arrangements

We have agreed to provide severance benefits and change of control arrangements to our current executives, as described below.

Pieter Muntendam, M.D. Pursuant to the terms of Dr. Muntendam’s letter agreement, should we terminate Dr. Muntendam’s employment without cause, and conditioned upon his execution of a separation agreement which contains, among other things, a general release of claims, Dr. Muntendam will receive severance pay equivalent to six months of his annual base salary.

We also have entered into an amended and restated change of control cash severance agreement with Dr. Muntendam. If Dr. Muntendam is not offered comparable employment with the successor upon a change of control, or he begins employment with the successor, but resigns for good reason or is terminated without cause within twelve months following the change of control, then Dr. Muntendam has the right to receive a severance payment in an amount equal to twelve months of base salary then in effect, one-half of which is payable within thirty days following the triggering event and the balance upon the earlier of twelve months following the triggering event or his death. Dr. Muntendam also has the right to continuation of benefits then in effect for a period of twelve months following the triggering event.

Further, pursuant to the terms of certain of Dr. Muntendam’s option agreements, if Dr. Muntendam is terminated without cause upon a change of control, 50% of the unvested options subject to the option agreement will accelerate in full. Additionally, pursuant to the terms of certain other option agreements, upon a change of control, the unvested options subject to the option agreement will accelerate by nine months.

Michael W. Rogers. Pursuant to the terms of Mr. Rogers’ letter agreement, should we terminate Mr. Rogers’ employment without cause, and conditioned upon his execution of a separation agreement which contains, among other things, a full and general release of claims, Mr. Rogers will receive severance pay equivalent to nine months of his annual base salary and, if we are subject to the Consolidated Omnibus Budget Reconciliation Act, or COBRA, nine months of COBRA premiums at our normal rate of contribution for employees. If, within one year following a change of control, Mr. Rogers is (i) terminated without cause or (ii) not offered a comparable position prior to such change of control that includes a compensation and benefits package substantially similar to that provided in Mr. Rogers’ letter agreement with us, and conditioned upon his execution of a separation agreement which contains, among other things, a full and general release of claims, Mr. Rogers will receive severance pay equivalent to twelve months of his annual base salary and, if we are subject to COBRA, twelve months of COBRA premiums at our normal rate of contribution for employees.

Further, pursuant to the terms of Mr. Rogers’ letter agreement, upon a change of control, 50% of Mr. Rogers’ unvested options shall become immediately vested and exercisable, and if within one year following such change of control, Mr. Rogers is terminated without cause or there is a material adverse change in his authority, job duties or responsibilities, all unvested options shall become immediately vested and exercisable. Additionally, pursuant to the terms of Mr. Rogers’ option agreement, upon a change of control, Mr. Rogers’ unvested options will accelerate by nine months.

Anastasia Rader. We have entered into an amended and restated change of control cash severance agreement with Ms. Rader. If Ms. Rader is not offered comparable employment with the successor upon a change of control, or she begins employment with the successor but resigns for good reason or is terminated without cause within twelve months following the change of control, then Ms. Rader has the right to receive a severance payment in an amount equal to six months of base salary then in effect, one-half of which is payable within thirty days following the triggering event and the balance upon the earlier of six months following the triggering event or her death. Ms. Rader also has the right to continuation of benefits then in effect for a period of six months following the triggering event. Pursuant to the terms of Ms. Rader’s option agreements, upon a change of control, Ms. Rader’s unvested options will accelerate by nine months.

Neal F. Gordon, Ph.D. Pursuant to the terms of Dr. Gordon’s letter agreement, should we terminate Dr. Gordon’s employment without cause, and conditioned upon his execution of a separation agreement which contains, among other things, a general release of claims, Dr. Gordon will receive severance pay equivalent to six months of his annual base salary and six months of health benefit continuation at the time of such termination.

We also have entered into a change of control cash severance agreement with Dr. Gordon. If Dr. Gordon is not offered comparable employment with the successor upon a change of control, or he begins employment with the successor, but resigns for good reason or is terminated without cause within six months following the change of control, then Dr. Gordon has the right to receive a severance payment in an amount equal to six months of base salary then in effect, one-half of which is payable within thirty days following the triggering event and the balance upon the earlier of six months following the triggering event or his death. Dr. Gordon also has the right to continuation of benefits then in effect for a period of six months following the triggering event.

Further, pursuant to the terms of Dr. Gordon’s letter agreement, upon a change of control, all unvested options shall become immediately vested and exercisable.

Aram Adourian, Ph.D. We have entered into an amended and restated change of control cash severance agreement with Dr. Adourian. If Dr. Adourian is not offered comparable employment with the successor upon a change of control, or he begins employment with the successor but resigns for good reason or is terminated without cause within twelve months following the change of control, then Dr. Adourian has the right to receive a severance payment in an amount equal to six months of base salary then in effect, one-half of which is payable within thirty days following the triggering event and the balance upon the earlier of six months following the triggering event or his death. Dr. Adourian also has the right to continuation of benefits then in effect for a period of six months following the triggering event. Pursuant to the terms of Dr. Adourian’s option agreements, upon a change of control, Dr. Adourian’s unvested options will accelerate by nine months.

Each executive is bound by non-disclosure, inventions transfer, non-solicitation and non-competition covenants that prohibit the executive from competing with us during the term of his or her employment and for twelve months after termination of employment. We believe that the severance and change of control packages for our executive officers are consistent with severance and change of control packages offered to executive officers of comparable companies as represented by compensation data we have reviewed.

Potential Payments Upon Termination or Change of Control

The following tables set forth, as of December 31, 2010, the quantitative estimates of the benefits that would have accrued to each of our named executive officers in the event of their termination under certain circumstances or as a result of a change of control.

Pieter Muntendam, M.D., President and Chief Executive Officer

Executive benefits and payments upon termination or change of control	Termination by the company without cause	Termination by the company without cause or by executive for good reason following change of control	Occurrence of a change of control without termination
Base salary	$145,000	$290,000	N/A
Acceleration of vesting of equity	N/A	Nine months acceleration of unvested options	Nine months acceleration of unvested options
Number of stock options and value upon termination(1)	N/A	41,489 shares	41,489 shares
		$0	$0
Post-term benefits	N/A	$20,484	N/A
Total:	$145,000	$310,484	$0

(1)	Calculated based on a value of our common stock of $7.00, the initial public offering price of our common stock on February 3, 2011, less the applicable per share exercise price. At this price, Dr. Muntendam would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his unvested options is $7.50 per share.

Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer

Executive benefits and payments upon termination or change of control	Termination by the company without cause	Termination by the company without cause following change of control	Executive not offered comparable position following change of control	Occurrence of a change of control without termination or material adverse change in duties	Occurrence of a change of control with material adverse change in duties
Base salary	$206,250	$275,000	$275,000	N/A	N/A
Acceleration of vesting of equity	N/A	100% of unvested options	Nine months acceleration and 50% of unvested options	Nine months acceleration and 50% of unvested options	100% of unvested options

Number of stock options and value upon termination(1)	N/A	187,497 shares	121,873 shares	121,873 shares	187,497 shares
		$0	$0	$0	$0
Post-term benefits	$15,363	$20,484	$20,484	N/A	N/A
Total:	$221,613	$295,484	$295,484	$0	$0

(1)	Calculated based on a value of our common stock of $7.00, the initial public offering price of our common stock on February 3, 2011, less the applicable per share exercise price. At this price, Mr. Rogers would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his unvested options is $7.50 per share.

Anastasia Rader, Senior Vice President, Executive Operations & Human Resources

Executive benefits and payments upon termination or change of control	Termination by the company without cause or by executive with good reason or executive not offered comparable position following change of control	Occurrence of a change of control without termination or material adverse change in duties
Base salary	$105,000	N/A
Acceleration of vesting of equity	Nine months acceleration of unvested options	Nine months acceleration of unvested options
Number of stock options and value upon termination(1)	2,250 shares $0	2,250 shares $0
Post-term benefits	$10,242	N/A
Total:	115,242	$0

(1)	Calculated based on a value of our common stock of $7.00, the initial public offering price of our common stock on February 3, 2011, less the applicable per share exercise price. At this price, Ms. Rader would receive no additional value from the acceleration of the vesting of stock options as the exercise price of her unvested options is $7.50 per share.

Neal F. Gordon, Ph.D., Senior Vice President, Biomarker Discovery

Executive benefits and payments upon termination or change of control	Termination by the company without cause	Termination by executive with good reason or executive not offered comparable position following change of control	Occurrence of a change of control without termination or material adverse change in duties
Base salary	$112,500	$112,500	N/A
Acceleration of vesting of equity	N/A	100% of unvested options	100% of unvested options
Number of stock options and value upon termination(1)	N/A	59,060 shares $0	59,060 shares $0
Post-term benefits	$7,828	$7,828	N/A
Total:	$120,328	$120,328	$0

(1)	Calculated based on a value of our common stock of $7.00, the initial public offering price of our common stock on February 3, 2011, less the applicable per share exercise price. At this price, Dr. Gordon would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his unvested options is $7.50 per share.

Aram Adourian, Ph.D., Vice President, Scientific Affairs

Executive benefits and payments upon termination or change of control	Termination by the company without cause or by executive with good reason or executive not offered comparable position following change of control	Occurrence of a change of control without termination or material adverse change in duties
Base salary	$105,000	N/A
Acceleration of vesting of equity	Nine months acceleration of unvested options	Nine months acceleration of unvested options
Number of stock options and value upon termination(1)	8,100 shares	8,100 shares
	$0	$0
Post-term benefits	$7,828	N/A
Total:	$112,828	$0

(1)	Calculated based on a value of our common stock of $7.00, the initial public offering price of our common stock on February 3, 2011, less the applicable per share exercise price. At this price, Dr. Adourian would receive no additional value from the acceleration of the vesting of stock options as the exercise price of his unvested options is $7.50 per share.

Director Compensation

For the fiscal year ended December 31, 2010, we did not have a director compensation policy in place, nor did we pay any compensation to our non-employee directors for serving on our board of directors other than as set forth below or for reimbursement of reasonable out-of-pocket expenses incurred for attending meetings of our board of directors or any committees thereof.

In January 2010, Stéphane Bancel was elected as a member of our board of directors. In connection with Mr. Bancel’s agreement to serve on our board of directors, we granted him an option to purchase 32,410 shares of our common stock at an exercise price of $10.67. The value of this option award was $204,289 computed in accordance with ASC Topic 718 without consideration of forfeitures. Valuation assumptions are described in the notes to financial statements appearing elsewhere in this Annual Report on Form 10-K. See our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Stock-Based Compensation.” The options generally have an eight-year term and vest with respect to one-fourth of the shares of our common stock on the first anniversary of the grant date and quarterly thereafter until the fourth anniversary of the grant date. This was the only compensation paid or accrued to any of our directors during the fiscal year ended December 31, 2010.

As of December 31, 2010, Mr. Bains held options to purchase 32,409 shares of our common stock, Mr. Bancel held options to purchase 32,410 shares of our common stock, Dr. Harris held options to purchase 32,409 shares of our common stock and Dr. Papadopoulos held options to purchase 336,441 shares of our common stock.

In June 2010, our board of directors adopted a Non-Employee Director Compensation Policy that became effective on February 9, 2011, the date we completed our initial public offering. The policy is designed to ensure that the compensation aligns the directors’ interests with the long-term interests of the stockholders, that the structure of the compensation is simple, transparent and easy for stockholders to understand and that our directors are fairly compensated. Directors who are also our employees, such as Dr. Muntendam, will not receive additional compensation for their services as directors.

Under the policy, upon initial election or appointment to the board of directors, new non-employee directors receive a non-qualified stock option to purchase 8,410 shares of our common stock at an exercise price equal to the fair market value on the date of grant that vests one year from the date of grant. Each year of a non-employee director’s tenure, the director will receive a non-qualified stock option to purchase 4,205 shares of our common stock at an exercise price equal to the fair market value on the date of grant that vests one year from the date of grant. The options become fully vested and exercisable upon a change of control.

In addition, each non-employee director will be paid an annual retainer of $20,000, or $40,000 in the case of the chairperson, for their services. Committee members will receive additional annual retainers as follows:

Committee	Chairman	Member
Audit Committee	$10,000	$3,000
Compensation Committee	5,000	3,000
Nominating and Governance Committee	5,000	3,000

We will continue to reimburse each member of our board of directors who is not an employee for reasonable out-of-pocket expenses incurred for attending meetings of our board of directors or any committees thereof.

Equity Incentive Plans

2001 Stock Option and Incentive Plan

Our 2001 Stock Plan was adopted by our board of directors in June 2001 and approved by our stockholders in March 2002. As of December 31, 2010, there were 3,112,927 shares of our common stock authorized for issuance under the 2001 Stock Plan, as amended. As of December 31, 2010, there were outstanding options to purchase 2,441,576 shares of our common stock under the 2001 Stock Plan and 522,059 shares of our common stock available for future grant. The 2001 Stock Plan terminated in February 2011 effective upon the completion of our initial public offering. No additional options will be granted under the 2001 Stock Plan, but options previously granted under the 2001 Stock Plan will continue to be governed by the terms of the 2001 Stock Plan.

The purpose of the 2001 Stock Plan was to provide stock options and other equity awards to our employees, officers, directors, consultants and advisors. The 2001 Stock Plan was administered by our board of directors and the compensation committee, which had the discretion to delegate to one or more of our executive officers the power to grant stock based awards up to a maximum number of shares allocable to any one grantee. Under the 2001 Stock Plan, the board of directors or its delegate was authorized to grant incentive stock options, non-qualified stock options, restricted stock awards and other stock based awards and set the terms of these awards, including the vesting schedule, exercise price and the duration of the exercise period of options and the terms of repurchase provisions of restricted stock.

2010 Employee, Director and Consultant Stock Plan

In August 2010, our board of directors approved the 2010 Employee, Director and Consultant Stock Plan, or the 2010 Stock Plan, which became effective in February 2011, upon the closing of our initial public offering. Our stockholders approved the 2010 Stock Plan in November 2010. The 2010 Stock Plan will expire in August 2020. Under our 2010 Stock Plan, we may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock based awards. There are 1,199,976 shares of our common stock authorized for issuance under the 2010 Stock Plan.

In addition, the 2010 Stock Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012. The annual increase in the number of shares shall be equal to the lowest of:

➢	449,991 shares of our common stock;

➢	five percent of the number of shares of our common stock outstanding as of such date; and

➢	an amount determined by our board of directors or compensation committee.

The board of directors has authorized our compensation committee to administer the 2010 Stock Plan. In accordance with the provisions of the plan, the compensation committee determines the terms of options and other awards. The compensation committee or the independent members of our board of directors determines:

➢	which employees, directors and consultants shall be granted options and other awards;

➢	the number of shares of our common stock subject to options and other awards;

➢	the exercise price of each option, which generally shall not be less than fair market value on the date of grant;

➢	the schedule upon which options become exercisable;

➢	the termination or cancellation provisions applicable to options;

➢	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

➢	all other terms and conditions upon which each award may be granted in accordance with our plan.

No participant may receive awards for more than 1,000,000 shares of our common stock in any fiscal year.

In addition, our board of directors or any committee to which the board of directors delegates authority may, with the consent of the affected plan participants, reprice or otherwise amend outstanding awards consistent with the terms of our plan.

Upon a merger, consolidation or sale of all or substantially all of our assets, our board of directors or any committee to which the board of directors delegates authority, or the board of directors of any corporation assuming our obligations, may, in its sole discretion, take any one or more of the following actions pursuant to our plan, as to some or all outstanding awards:

➢	provide that outstanding options will be substituted for shares of the successor corporation or consideration payable with respect to our outstanding stock in connection with the corporate transaction;

➢	provide that the outstanding options must be exercised within a certain number of days, either to the extent the options are then exercisable, or at our board of directors’ discretion, any such options being made partially or fully exercisable;

➢	terminate outstanding options in exchange for payment of an amount equal to the difference between (a) the consideration payable upon consummation of the corporate transaction to a holder of the number of shares into which such option would have been exercisable to the extent then exercisable (or, in our board of directors’ discretion, any such options being made partially or fully exercisable) and (b) the aggregate exercise price of those options;

➢	provide that outstanding stock grants will be substituted for shares of the successor corporation or consideration payable with respect to our outstanding stock in connection with the corporate transaction; and

➢	terminate outstanding stock grants in exchange for payment of any amount equal to the consideration payable upon consummation of the corporate transaction to a holder of the same number of shares comprising the stock grant, to the extent the stock grant is no longer subject to any forfeiture or repurchase rights (or, at our board of directors’ discretion, all forfeiture and repurchase rights being waived upon the corporate transaction).

2010 Employee Stock Purchase Plan

In August 2010, our board of directors approved the 2010 Employee Stock Purchase Plan and our stockholders approved the plan in November 2010. The plan became effective in February 2011 upon the closing of our initial public offering. The plan provides our employees with an opportunity to purchase our common stock. There are 119,997 shares of our common stock reserved for issuance under the plan. In addition, the plan contains an “evergreen provision” which allows for an increase on the first day of each fiscal year beginning with fiscal year 2012. The increase in the number of shares shall be equal to the lesser of:

➢	44,999 shares;

➢	0.5% of the shares of our common stock outstanding on the last day of the immediately preceding fiscal year; or

➢	such lesser number of shares as determined by our board of directors.

The plan will be implemented as a series of offering periods, with new offering periods commencing on January 2 and July 1 of each year or the first business day thereafter. In March 2010, our board of directors amended the 2010 Employee Stock Purchase Plan to provide that the initial offering period will begin on July 1, 2011.

Any person who has been employed as an employee as of the commencement of a given offering period shall be eligible to participate in such offering period under the plan; provided that no employee will be granted an option under the plan:

➢	if, immediately after the grant, such employee would own stock and/or hold outstanding options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of our stock or of any of our subsidiaries;

➢	which permits such employee’s rights to purchase stock under all of our or our subsidiaries’ employee stock purchase plans to accrue at a rate which exceeds $25,000 of fair market value of such stock as defined in the plan for each calendar year in which such option is outstanding at any time; or

➢	to purchase more than 2,999 shares of common stock in any one offering period.

Our compensation committee will supervise and administer the plan and will have full power to adopt, amend and rescind any rules under the plan, to construe, interpret and otherwise administer the plan.

Each employee will have the option to elect to have payroll deductions made on each pay date during the offering period in an amount not less than 1% and not more than 10% of such participant’s compensation on each such pay date; provided that the aggregate of such payroll deductions during the offering period will not exceed 10% of the participant’s aggregate compensation during a particular offering period. Upon commencement of each offering period, each eligible participating employee will be granted an option to purchase on the exercise date of the offering period, a number of shares of common stock determined by dividing the particular employee’s contributions accumulated prior to that exercise date and retained in the participant’s account by the applicable exercise price. The exercise price will be an amount equal to 85% of the fair market value of the common stock on the first business day of the offering period or the last business day of the offering period, whichever is lower.

Unless a participant withdraws from the plan, his or her option for the purchase of shares will be exercised automatically on the exercise date of the offering period, and the maximum number of full shares subject to the option will be purchased for the participant at the applicable exercise price with the accumulated contributions in his or her account. In addition, each participant will have the option of decreasing, but not increasing, the rate of his or her contributions once during the offering period.

A participant may choose to withdraw all, but not less than all, the contributions credited to his or her account under the plan at any time prior to the exercise date of the current offering period by providing us with written notice. A participant’s withdrawal from an offering period will not have any effect upon his or her eligibility to participate in a succeeding offering.

In the event of our proposed dissolution or liquidation, an offering period then in progress will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by our board of directors. In the event of a proposed sale of all or substantially all of our assets or our merger, consolidation or other capital reorganization with or into another corporation, the successor corporation will assume each option outstanding under the plan or offer an equivalent substitution, unless our board of directors determines to shorten the offering period then in progress by setting a new exercise date, in lieu of such assumption or substitution.

Our board of directors has the authority to make any adjustments to the number of shares reserved for the plan or to the price per share of common stock covered by outstanding options, as may be necessary, in the event of a merger or consolidation, or a reorganization, recapitalization, rights offering or other increase or reduction of shares of our outstanding common stock.

Our board of directors may at any time terminate or amend the plan. The plan will terminate 10 years after its effective date.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of our board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee
Timothy Harris, Ph.D., D.Sc., Chairman

Harrison M. Bains

Pieter van der Meer, M.Sc.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2011 by:

➢	each existing stockholder we know to beneficially own five percent or more of our common stock, which we call our principal stockholders;

➢	each of our directors;

➢	each of our named executive officers; and

➢	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of February 28, 2011, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 19,198,554 shares of common stock outstanding on February 28, 2011.

Holders of substantially all of the shares of our common stock, including our principal stockholders, directors and officers identified in the table below, are subject to 180-day contractual lock-up agreements with the underwriters in our initial public offering or us. These lock-up agreements restrict the ability of such stockholders to transfer or sell their shares of stock, subject to certain limited exceptions, until August 3, 2011, unless such date is extended pursuant to the terms of the lock-up agreements.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Beneficial owner(1)	Number of shares beneficially owned	Percentage of shares beneficially owned
Principal Stockholders
Entities affiliated with Flagship Ventures(2)	7,323,017	37.1%
General Electric Pension Trust(3)	1,517,917	7.9
Gilde Europe Food & Agribusiness Fund B.V.(4)	2,167,621	11.1
Legg Mason Capital Management, Inc.(5)	2,583,828	13.4
SMALLCAP World Fund, Inc.(6)	1,462,768	7.6

Directors
Noubar Afeyan, Ph.D.(7)	7,323,017	37.1
Harrison M. Bains(8)	19,883	*
Stéphane Bancel(9)	10,128	*
Timothy Harris, Ph.D., D.Sc.(10)	20,409	*
Stelios Papadopoulos, Ph.D.(11)	938,791	4.8
Pieter van der Meer, M.Sc.(12)	2,167,621	11.1

Named Executive Officers
Pieter Muntendam, M.D.(13)	567,652	2.9
Michael W. Rogers(14)	133,644	*
Anastasia Rader(15)	62,998	*
Neal Gordon, Ph.D.(16)	139,898	*
Aram Adourian, Ph.D.(17)	112,016	*

Beneficial owner(1)	Number of shares beneficially owned	Percentage of shares beneficially owned
All Directors and Current Executive Officers as a group (12 persons)(18)	11,515,744	53.0%

*	Less than 1%

(1)	Except as set forth below, the address of all directors, executive officers and stockholders is c/o BG Medicine, Inc., 610 Lincoln Street North, Waltham, Massachusetts 02451.

(2)	Consists of 2,184,800 shares and warrants to purchase 51,240 shares of common stock that are currently exercisable held by NewcoGen Group LLC (“NewcoGen Group”); 526,560 shares and warrants to purchase 54,555 shares of common stock that are currently exercisable held by NewcoGen Equity Investors LLC (“NewcoGen Equity”); 276,600 shares and warrants to purchase 21,619 shares of common stock that are currently exercisable held by NewcoGen-Elan LLC (“NewcoGen-Elan”); 92,294 shares and warrants to purchase 6,532 shares of common stock that are currently exercisable held by NewcoGen-Long Reign Holding LLC (“NewcoGen-Long Reign”); 298,061 shares and warrants to purchase 26,080 shares of common stock that are currently exercisable held by NewcoGen-PE LLC (“NewcoGen-PE”); 92,126 shares and warrants to purchase 6,479 shares of common stock that are currently exercisable held by ST NewcoGen LLC(“ST NewcoGen,” and together with NewcoGen Group, NewcoGen Equity, NewcoGen-Elan, NewcoGen-Long Reign and NewcoGen-PE, the “NewcoGen Funds”); 140,013 shares and warrants to purchase 22,547 shares of common stock that are currently exercisable held by AGTC Advisors Fund, L.P. (“AGTC”); 2,351,447 shares and warrants to purchase 373,122 shares of common stock that are currently exercisable held by Applied Genomic Technology Capital Fund, L.P. (“AGTC Fund,” and together with AGTC, the “AGTC Funds”); 4,232 shares held by OneLiberty Advisors Fund 2000 L.P. (“OneLiberty Advisors”); 80,424 shares held by OneLiberty Ventures 2000 L.P. (“OneLiberty Ventures,” and together with OneLiberty Advisors, the “OneLiberty Funds”); and 714,286 shares held by Flagship Ventures Fund 2007, L.P. (“Flagship 2007”). NewcoGen Group, Inc., the manager of each of the NewcoGen Funds, Flagship Ventures Management, Inc., of which NewcoGen Group, Inc. is a wholly-owned subsidiary, and Noubar B. Afeyan, Ph.D, one of our directors and Edwin M. Kania, Jr., who are directors of Flagship Ventures Management, Inc., may be deemed to share the right to direct the voting and dispositive control over the securities held by the NewcoGen Funds. AGTC Partners, L.P., the general partner of each of the AGTC Funds, NewcoGen Group, Inc., the general partner of AGTC Partners, L.P., Flagship Ventures Management, Inc., of which NewcoGen Group, Inc. is a wholly-owned subsidiary, and Dr. Afeyan and Mr. Kania, who are directors of Flagship Ventures Management, Inc., may be deemed to share the right to direct the voting and dispositive control over the securities held by the AGTC Funds. In addition, as managing members of OneLiberty Partners 2000, LLC, which is the general partner of each of the OneLiberty Funds and as managers of Flagship Ventures 2007 General Partner, LLC, which is the general partner of Flagship 2007, Dr. Afeyan and Mr. Kania share voting and dispositive control over the shares beneficially owned by the OneLiberty Funds and Flagship 2007. Each of the reporting persons listed above expressly disclaims beneficial ownership of the securities of the Company owned by all other reporting persons except to the extent of its or his pecuniary interest therein. The address for all of the Flagship entities is One Memorial Drive, 7th Floor, Cambridge, Massachusetts 02140.

(3)	Consists of 1,465,276 shares and warrants to purchase 51,921 shares of common stock that are currently exercisable. General Electric Pension Trust is an employee benefit plan trust for the benefit of the employees and retirees of General Electric Company and its subsidiaries. GE Asset Management Incorporated is a registered investment adviser and acts as Investment Manager for the Trust. GE Asset Management may be deemed to beneficially share ownership of the shares owned by the Trust, but has no pecuniary interest in such shares. GE expressly disclaims beneficial ownership of all shares owned by the Trust. General Electric Pension Trust’s address is c/o GE Asset Management Incorporated, 3001 Summer Street, Stamford, Connecticut 06905.

(4)

Consists of 1,835,432 shares and warrants to purchase 332,189 shares of common stock that are currently exercisable. The manager of the stockholder is Gilde Agribusiness Management B.V., which is indirectly owned by three managing partners, Pieter van der Meer, Edwin de Graaf and Marc Olivier Perret, through a holding entity, Gilde Healthcare Holding B.V. Gilde Healthcare Holding B.V. is owned in equal thirds by the three managing partners. Gilde Europe Food & Agribusiness Partners II C.V. has a 20% carried interest in the stockholder. Pieter van der Meer, Edwin de Graaf and Marc Olivier Perret together have a controlling interest in Gilde Europe Food & Agribusiness Partners II C.V. Accordingly, Pieter van der Meer, Edwin de Graaf and Marc Olivier Perret may be deemed to share voting and investment power with respect to the shares. The stockholder’s address is Newtonlaan 91, P.O. Box 85067, 3508 Utrecht, AB, the Netherlands.

(5)	Based on Schedule 13G filed jointly by Legg Mason Capital Management, Inc., LMM LLC and Legg Mason Capital Management Special Investment Trust, Inc. (“Special Investment Trust”) on March 10, 2011, reporting the amount of securities beneficially owned as of February 28, 2011, Legg Mason Capital Management, Inc. beneficially owns 1,804,548 shares and warrants to purchase 51,921 shares of common stock that are currently exercisable, and LMM LLC beneficially owns727,359 shares. Both of these beneficial owners have shared voting and investment power with respect to these shares. The interest of the Special Investment Trust, an investment company registered under the Investment Company Act of 1940 and managed by Legg Mason Capital Management, Inc., amounted to 1,750,920 shares and warrants to purchase 51,921 shares of common stock that are currently exercisable. The Special Investment Trust has shared voting and investment power with respect to these shares. Legg Mason Capital Management Inc.’s address is 100 International Drive, Baltimore, Maryland 21202.

(6)	Consists of 1,410,847 shares and warrants to purchase 51,921 shares of common stock that are currently exercisable. SMALLCAP World Fund, Inc. (“SMALLCAP”) is an investment company registered under the Investment Company Act of 1940. Capital Research and Management Company (“CRMC”), an investment adviser registered under the Investment Advisers Act of 1940, is the investment adviser to SMALLCAP. In that capacity, CRMC may be deemed to have voting or investment power and be the beneficial owner of the shares held by SMALLCAP. CRMC, however, disclaims beneficial ownership of shares held by SMALLCAP. The address of SMALLCAP is c/o Capital Research and Management Company, 333 South Hope Street, Los Angeles, California 90071.

(7)	Reflects securities beneficially owned by entities affiliated with Flagship Ventures as set forth in footnote 2. Dr. Afeyan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(8)	Consists of options to purchase shares of common stock which are exercisable within 60 days following February 28, 2011.

(9)	Consists of options to purchase shares of common stock which are exercisable within 60 days following February 28, 2011.

(10)	Consists of options to purchase shares of common stock which are exercisable within 60 days following February 28, 2011.

(11)	Consists of 450,734 shares, warrants to purchase 151,616 shares of common stock that are currently exercisable and options to purchase 336,441 shares that are currently exercisable.

(12)	Reflects securities beneficially owned by entities affiliated with Gilde Healthcare Partners as set forth in footnote 4. Mr. van der Meer disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any.

(13)	Consists of 9,680 shares, warrants to purchase 2,803 shares that are currently exercisable and options to purchase 555,169 shares of common stock which are exercisable within 60 days following February 28, 2011.

(14)	Consists of options to purchase shares of common stock which are exercisable within 60 days following February 28, 2011.

(15)	Consists of 8,410 shares and options to purchase 103,606 shares of common stock which are exercisable within 60 days of February 28, 2011.

(16)	Consists of options to purchase shares of common stock which are exercisable within 60 days following February 28, 2011.

(17)	Consists of 21,027 shares and options to purchase 118,871 shares of common stock which are exercisable within 60 days following February 28, 2011.

(18)	See footnotes 7 through 17. Also includes options to purchase 19,687 shares of common stock held by Wayne Shepherd which are exercisable within 60 days following February 28, 2011.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity Compensation Plans Approved by Security Holders(1)	2,441,576	$4.37	0
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	2,441,576	$4.37	0

(1) Includes our 2001 Stock Plan, but does not include our 2010 Stock Plan or 2010 Employee Purchase Plan, which both became effective after December 31, 2010.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following is a description of the transactions we have engaged in since January 1, 2010 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

Participation in Initial Public Offering

In February 2010, we issued an aggregate of 5,750,000 shares of our common stock in connection with our initial public offering at an initial public offering price of $7.00 per share, including an aggregate of 3,592,069 shares to the following directors and beneficial owners of more than five percent of our voting securities, and their affiliates:

Name	Number of Shares of Common Stock	Aggregate Purchase Price

Entities affiliated with Flagship Ventures(1)	1,142,857	$7,999,999
General Electric Pension Trust	428,571	2,999,997
Gilde Europe Food & Agribusiness Fund, B.V. (2)	142,857	999,999
Legg Mason Capital Management Special Investment Trust	1,428,571	9,999,997
Stelios Papadopoulos	75,000	525,000
SMALLCAP World Fund, Inc.	374,213	2,619,491

(1) Includes 14,285 shares of common stock purchased by AGTC Advisors Fund, L.P., 271,429 shares of common stock purchased by Applied Genomic Technology Fund, L.P., 714,286 shares of common stock purchased by Flagship Ventures Fund 2007, L.P., 21,428 shares of common stock purchased by NewcoGen-Long Reign Holding LLC, 10,714 shares of common stock purchased by NewcoGen-Elan LLC, 35,715 shares of common stock purchased by NewcoGen Equity Investors LLC, 42,858 shares of common stock purchased by NewcoGen Group LLC, 10,714 shares of common stock purchased by NewcoGen-PE LLC and 21,428 shares of common stock purchased by ST NewcoGen LLC. Noubar B. Afeyan, Ph.D., one of our directors, is affiliated with all entities affiliated with Flagship Ventures.

(2) Pieter van der Meer, one of our directors, is affiliated with Gilde Europe Food & Agribusiness Fund, B.V.

The initial public offering price of $7.00 per share was determined through negotiations between us and the representatives of the underwriters of the offering based on several factors.

Convertible Notes and Warrants

On March 30, 2010, we entered into an agreement to issue up to an aggregate of $6.0 million principal amount of bridge notes to certain of our principal stockholders, including eight entities affiliated with Flagship, with which our director, Noubar Afeyan, is affiliated; Gilde, with which our director, Pieter van der Meer, is affiliated; Humana; Legg Mason; GE; SMALLCAP; and one of our directors, Stelios Papadopoulos. We have issued all $6.0 million of the bridge notes. Of the total amount, an aggregate of $1,999,800 of bridge notes were issued to eight entities affiliated with Flagship, $1,000,200 of bridge notes were issued to Gilde, $499,800 of bridge notes were issued to Humana, $250,200 of bridge notes were issued to Stelios Papadopoulos and $750,000 of bridge notes were issued to each of Legg Mason, GE and SMALLCAP. Interest on the bridge notes accrued at the rate of 12% per year. The unpaid principal amount of the bridge notes, together with any interest accrued but unpaid thereon, was automatically converted upon the closing of our initial public offering into an aggregate of 908,651 shares of our common stock by dividing the unpaid principal amount of the notes plus interest accrued but unpaid thereon by the initial public offering price of $7.00 per share. Of the total amount of shares of our common stock issued, an aggregate of 302,801 shares were issued to eight entities affiliated with Flagship, 151,450 shares were issued to

Gilde, 75,694 were issued to Humana, 37,907 shares were issued to Stelios Papadopoulos, 113,647 shares were issued to GE and 113,576 shares were issued to each of Legg Mason and SMALLCAP.

In connection with the bridge note financing, we issued warrants to purchase 415,347 shares of our common stock. Of the total number, warrants to purchase an aggregate of 138,426 shares of our common stock have been issued to eight entities affiliated with Flagship, warrants to purchase 69,240 shares of our common stock have been issued to Gilde, warrants to purchase 34,599 shares of our common stock have been issued to Humana, warrants to purchase 17,319 shares of our common stock have been issued to Stelios Papadopoulos and warrants to purchase 51,921 shares of our common stock have been issued to each of Legg Mason, GE and SMALLCAP. The warrants are exercisable at an exercise price of $0.02 per share. The bridge notes and warrants were issued in a private placement in accordance with Section 4(2) of the Securities Act, and the shares of common stock issued upon the automatic conversion of the bridge notes and the exercise of the warrants are and will be, respectively, restricted securities. The holders of the bridge notes and warrants will be entitled to the registration rights provided in the Fourth Amended and Restated Investor Rights Agreement described below with regard to the shares of common stock issued upon the automatic conversion of the bridge notes and the exercise of the warrants.

Investor Rights Agreement

In connection with the Series D redeemable convertible preferred stock financing, we entered into the Fourth Amended and Restated Investor Rights Agreement, dated as of July 10, 2008, with entities affiliated with Flagship; Gilde; Stelios Papadopoulos; Humana; Legg Mason; GE; SMALLCAP; and certain of our other stockholders. This agreement terminated upon our initial public offering, other than the portions relating to registration rights, which will continue in effect and entitle the holders of such rights to have us register their shares of our common stock for sale in the United States. These registration rights are subject to certain conditions and limitations, including the right of the underwriters of an offering to limit the number of shares of our common stock included in any such registration under certain circumstances. We are generally required to pay all expenses incurred in connection with registrations effected in connection with the following rights, excluding underwriting discounts and commissions. The registration rights described below shall not apply to shares of common stock that are eligible to be sold by persons who are not affiliates of the company (as defined in Rule 144 of the Securities Act), and have not been affiliates of the company during the preceding three months, pursuant to Rule 144(b)(1) under the Securities Act.

Demand Rights. After August 3, 2011, any holder or holders who collectively hold registrable securities representing at least 40% of the registrable securities then outstanding shall have the right, exercisable by written notice, to have us prepare and file a registration statement under the Securities Act covering the registrable securities that are the subject of such request; provided, that we are not obligated to prepare and file a registration statement if neither Form S-3 nor another short form registration statement is available to us, unless the registrable securities that are the subject of such request have an expected aggregate offering price to the public of at least $1,000,000. Subject to the foregoing, the holders shall be permitted one demand registration. In addition, under certain circumstances, the underwriters, if any, may limit the number of shares of our common stock included in any such registration, and we may postpone or suspend the filing or effectiveness of such registration.

Piggyback Rights. If at any time we propose to register our common stock under the Securities Act, other than in a registration statement relating solely to sales of securities to participants in a dividend reinvestment plan, or Form S-4 or S-8 or any successor form or in connection with an acquisition or exchange offer or an offering of securities solely to our existing stockholders or employees, we are required to (i) give prompt written notice to all holders of registrable securities of our intention to effect such a registration and (ii) include in such registration all registrable securities which are permitted under applicable securities laws to be included in the form of registration statement we select and with respect to which we have received written requests for inclusion therein within 30 days after the receipt of our notice. We shall have the right to postpone or withdraw any such registration without obligation to any stockholder. In addition, under certain circumstances, the underwriters, if any, may limit the number of shares of our common stock included in any such registration.

Other Agreements with Principal Stockholders

In May 2007, we entered into a strategic agreement with Humana, one of our principal stockholders. Under the terms of the agreement, we and Humana have agreed to collaborate with the goal of accelerating the development of blood-based biomarkers and identifying the role of blood-based biomarkers in improving health outcomes and containing healthcare costs through individualized medicine. In furtherance of this goal, we and Humana have agreed to facilitate biomarker discovery and validation studies among Humana members, for which we will pay Humana. We have also agreed to conduct research on the design and testing of methods to promote adoption of individualized medicine among covered populations. Pursuant to the agreement, we have agreed to offer any blood-based biomarker diagnostic products that we develop from data or services provided by Humana to Humana on preferred terms to the extent sold by Humana to Humana members. In addition, in the event we commercialize blood-based biomarker diagnostic products under this partnership, we will be required to make certain payments to Humana based on such products. The current term of the agreement lasts through May 2011 and automatically renews for an additional period of 12 months unless either party gives not less than 120 days written notice of termination to the other party. During 2008, 2009 and 2010, we made payments to Humana in the amounts of $976,000, $262,165 and $133,580, respectively, in connection with the HRP initiative. We expect to make additional payments to Humana of $166,975 in 2011.

Agreements with Directors and Executive Officers

Please see “Executive Compensation” for additional information regarding compensation of our executive officers and directors.

We have entered into a letter agreement with Dr. Muntendam, our President and Chief Executive Officer, and into other agreements with our named executive officers. For information regarding these agreements, please refer to the section entitled “Executive Compensation — Employment Arrangements With Our Named Executive Officers.”

Our restated certificate of incorporation and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with our directors and executive officers. These agreements provide that we will, among other things, indemnify and advance expenses to our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by us arising out of such person’s services as our director or officer, or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

Policy for Approval of Related Person Transactions

Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than five percent of our securities, immediate family members of the foregoing persons and any other persons whom our board of directors determines may be considered related parties, has or will have a direct or indirect material interest.

In reviewing and approving such transactions, the audit committee shall obtain, or shall direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chairman of the audit committee in some circumstances. No related party transaction shall be entered into prior to the completion of these procedures.

The audit committee or its chairman, as the case may be, shall approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chairman determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the audit committee shall participate in any review, consideration or approval of any related party transaction with respect to which the member or any of his or her immediate family members is the related party.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our board has determined that all of our directors other than Pieter Muntendam, M.D., our Chief Executive Officer, are “independent directors” as defined by the applicable rules and regulations of NASDAQ.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2010 and December 31, 2009, and fees billed for other services rendered by Deloitte & Touche LLP and affiliates during those periods.1

	2009	2010

Audit fees (1):(1)	$135,000	$816,868
Audit related fees:(2)	0	0
Tax fees (2):(3)	29,600	21,100
All other fees:(4)	0	0
Total	164,600	837,968

(1)   Audit fees consisted of audit work performed in the preparation of financial statements. The audit fees reported in 2010 include $666,868 related to services provided in connection with the initial public offering including performing quarterly reviews of the interim financials for 2009 and 2010.

(2)  Tax fees consist principally of assistance with matters related to tax compliance and reporting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

1 Note to BGM/Deloitte: Audit Fees (1 above) should be those billed or expected to be billed for the audit of the company’s financial statements for the most recently completed fiscal year and the review of financial statements for any interim period within that year. If the company has not received the bill for such audit services prior to filing with the SEC this Annual Report, then the company should ask the auditor for the amount that will be billed for such services, and include that amount in the disclosure. Amounts disclosed for Audit-Related Fees and Tax Fees (2 and 3 above, respectively) should include amounts billed for services that were rendered during the most recent fiscal year, even if the auditor did not bill the registrant for those services until after year-end.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at page F-1 in this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827
4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	11/22/10	333-164574
4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of July 10, 2008		Form S-1 (Exhibit 4.2)	1/29/10	333-164574
4.3	Form of Common Stock Warrant issued to General Electric Capital Corporation		Form S-1 (Exhibit 4.4)	1/29/10	333-164574
4.4	Form of Common Stock Bridge Financing Warrant, together with a schedule of warrant holders		Form S-1 (Exhibit 4.5)	1/29/10	333-164574
4.5	Warrant issued to Silicon Valley Bank, dated November 9, 2007		Form S-1 (Exhibit 4.6)	1/29/10	333-164574
4.6	Warrant issued to Silicon Valley Bank, dated March 28, 2008		Form S-1 (Exhibit 4.7)	1/29/10	333-164574
4.7	Form of 2010 Common Stock Bridge Warrant, together with a schedule of warrant holders		Amendment No. 3 to Form S-1 (Exhibit 4.8)	8/31/10	333-164574
Lease Agreements
10.1	Second Amendment to Lease, Sublease, and Assignment, Assumption and Amendment of Sublease by and between the Registrant and 610 Lincoln LLC, dated as of May 19, 2009		Form S-1 (Exhibit 10.1)	1/29/10	333-164574
10.2	Sublease Agreement by and between the Registrant and GPC Biotech, dated as of April 14, 2005, as amended		Form S-1 (Exhibit 10.2)	1/29/10	333-164574
Agreements with Respect to Collaborations, Licenses, Research and Development

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.3.1+	License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 11, 2009		Amendment No. 3 to Form S-1 (Exhibit 10.4)	8/31/10	333-164574
10.3.2+	First Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of February 3, 2010		Amendment No. 2 to Form S-1 (Exhibit 10.4.1)	3/12/10	333-164574
10.4+	Product License and Collaboration Agreement, Licensing Addendum No. 1 and Licensing Addendum No. 2 by and between the Registrant and ACS Biomarker B.V.i.o., dated as of May 4, 2007		Amendment No. 1 to Form S-1 (Exhibit 10.5)	2/12/10	333-164574
10.5+	Strategic Agreement by and between the Registrant and Humana Inc., dated as of May 25, 2007, as amended May 12, 2008 and August 12, 2009		Amendment No. 1 to Form S-1 (Exhibit 10.6)	2/12/10	333-164574
10.6+	Research and Collaboration Agreement by and between the Registrant and Merck Sharp & Dehme Corp., dated as of January 20, 2010		Amendment No. 2 to Form S-1 (Exhibit 10.7)	3/12/10	333-164574
10.7+	Participation Agreement by and between the Registrant and Philips Medical Systems Nederland B.V., dated as of December 22, 2006		Amendment No. 2 to Form S-1 (Exhibit 10.8)	3/12/10	333-164574
10.8+	Participation Agreement by and between the Registrant and AstraZeneca AB, dated as of November 24, 2006, as amended		Amendment No. 2 to Form S-1 (Exhibit 10.9)	3/12/10	333-164574
10.9+	Participation Agreement by and between the Registrant and Merck & Co., Inc., dated as of July 28, 2006, as amended		Amendment No. 2 to Form S-1 (Exhibit 10.10)	3/12/10	333-164574
10.10+	Participation Agreement by and between the Registrant and Abbott Laboratories, dated as of March 28, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.11)	3/12/10	333-164574
10.11	Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of March 31, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.12)	3/12/10	333-164574
10.12+	Supply Agreement by and between the Registrant and Corgenix Medical Corporation, dated as of March 20, 2009		Amendment No. 2 to Form S-1 (Exhibit 10.13)	3/12/10	333-164574
10.13+	License and Supply Agreement by and between the Registrant and Laboratory Corporation of America Holdings, dated as of May 13, 2010		Amendment No. 3 to Form S-1 (Exhibit 10.14)	8/31/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.14+	License and Distribution Agreement by and between the Registrant and Inverness Medical Innovations, Inc. (predecessor to Alere Inc.), dated as of March 19, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.15)	11/8/10	333-164574
10.15+	License and Distribution Agreement by and between the Registrant and bioMérieux SA, dated as of May 29, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.16)	11/8/10	333-164574
10.16+	License and Distribution Agreement by and between the Registrant and Siemens Healthcare Diagnostics Inc., dated as of December 14, 2010		Amendment No. 9 to Form S-1 (Exhibit 10.17)	2/3/11	333-164574
Agreements with Executive Officers
10.17*	Letter Agreement by and between the Registrant and Pieter Muntendam, dated as of November 29, 2004		Form S-1 (Exhibit 10.7)	1/29/10	333-164574
10.18*	Letter Agreement by and between the Registrant and Michael Rogers, dated as of June 30, 2009		Form S-1 (Exhibit 10.8)	1/29/10	333-164574
10.19*	Letter Agreement by and between the Registrant and Neal Gordon, dated as of December 17, 2008		Form S-1 (Exhibit 10.9)	1/29/10	333-164574
10.20*	Letter Agreement by and between the Registrant and Wayne K. Shephard, dated as of May 12, 2009, as amended May 24, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.20)	11/8/10	333-164574
10.21*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Pieter Muntendam, dated as of August 1, 2007		Form S-1 (Exhibit 10.11)	1/29/10	333-164574
10.22*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Neal Gordon, dated as of December 22, 2008		Form S-1 (Exhibit 10.12)	1/29/10	333-164574
10.23*	Amended and Restated Cash Severance Agreement by and between the Registrant and Aram Adourian, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.23)	11/8/10	333-164574
10.24*	Amended and Restated Cash Severance Agreement by and between the Registrant and Anastasia Rader, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.24)	11/8/10	333-164574
10.25*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers		Amendment No. 3 to Form S-1 (Exhibit 10.21)	8/31/10	333-164574
Equity Compensation Plans
10.26.1*	2001 Stock Option and Incentive Plan, as amended		Form S-1 (Exhibit 10.15)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.26.2*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.16)	1/29/10	333-164574
10.26.3*	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.17)	1/29/10	333-164574
10.27.1*	2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.25)	8/31/10	333-164574
10.27.2*	Form of Stock Option Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.26)	8/31/10	333-164574
10.27.3*	Form of Restricted Stock Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.27)	8/31/10	333-164574
10.28*	2010 Employee Stock Purchase Plan		Amendment No. 3 to Form S-1 (Exhibit 10.28)	8/31/10	333-164574
10.29*	Non-Employee Director Compensation Policy		Amendment No. 3 to Form S-1 (Exhibit 10.29)	8/31/10	333-164574
21.1	Subsidiaries of the Registrant		Form S-1 (Exhibit 21)	1/29/10	333-164574
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(*)	Management contract or compensatory plan or arrangement.

(+)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: March 17, 2011	By:	/s/ Pieter Muntendam, M.D.
Pieter Muntendam, M.D.
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Pieter Muntendam, M.D. Pieter Muntendam, M.D.	President and Chief Executive Officer (principal executive officer) and Director	March 17, 2011

By:	/s/ Michael W. Rogers Michael W. Rogers	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 17, 2011

By:	/s/ Noubar B. Afeyan, Ph.D. Noubar B. Afeyan, Ph.D.	Chairman of the Board of Directors	March 17, 2011

By:	/s/ Harrison Bains Harrison M. Bains	Director	March 17, 2011

By:	/s/ Stéphane Bancel Stéphane Bancel	Director	March 17, 2011

By:	/s/ Timothy Harris, Ph.D., D.Sc. Timothy Harris, Ph.D., D.Sc.	Director	March 17, 2011

By:	/s/ Stelios Papadopoulos, Ph.D. Stelios Papadopoulos, Ph.D.	Vice Chairman of the Board of Directors	March 17, 2011

By:	/s/ Pieter van der Meer, M.Sc. Pieter van der Meer, M.Sc.	Director	March 17, 2011

BG Medicine, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

BG Medicine, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of BG Medicine, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ deficit and other comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 16, 2011

BG Medicine, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$8,343	$2,425
Marketable securities at fair value	2,050	-
Accounts receivable	278	786
Prepaid expenses and other current assets	244	405

Total current assets	10,915	3,616

Property and equipment, net	983	604
Intangible assets, net	625	541
Deferred offering costs	65	2,229
Deposits and other assets	37	37

Total assets	$12,625	$7,027

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Term loan, current portion	$1,156	$96
Bridge notes, including accrued interest	-	6,276
Accounts payable	1,027	1,380
Accrued expenses	2,032	2,822
Deferred revenue and customer deposits	685	1,521

Total current liabilities	4,900	12,095

Term loan, net of current portion	96	-
Warrant liability	471	248

Total liabilities	5,467	12,343

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock
Series A redeemable convertible preferred stock; $.001 par value; 16,017,067 shares authorized; 15,823,566 shares issued and outstanding at December 31, 2009 and 2010; liquidation preference of $23,735 at December 31, 2010	23,735	23,735
Series A-1 redeemable convertible preferred stock; $.001 par value; 2,475,247 shares authorized, issued and outstanding at December 31, 2009 and 2010; liquidation preference of $5,000 at December 31, 2010	5,000	5,000
Series C redeemable convertible preferred stock; $.001 par value; 1,369,863 shares authorized, issued and outstanding at December 31, 2009 and 2010; liquidation preference of $5,000 at December 31, 2010	3,272	3,694
Series D redeemable convertible preferred stock; $.001 par value; 6,246,151 shares authorized; 6,153,846 shares issued and outstanding at December 31, 2009 and 2010; liquidation preference of $40,000 at December 31, 2010	39,052	39,664

Total redeemable convertible preferred stock	71,059	72,093

Stockholders’ deficit
Series B convertible preferred stock; $.001 par value; 2,000,000 shares authorized; 1,138,716 shares issued and outstanding at December 31, 2009 and 2010; liquidation preference of $4,794 at December 31, 2010	1,708	1,708
Common stock; $.001 par value; 60,000,000 shares authorized; 2,947,696 and 2,994,668 shares issued and outstanding at December 31, 2009 and 2010, respectively	3	3
Additional paid-in capital	12,966	16,618
Accumulated deficit	(78,576)	(95,738)
Accumulated other comprehensive loss	(2)	-

Total stockholders’ deficit	(63,901)	(77,409)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$12,625	$7,027

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2009	2010
	(in thousands, except share and per share data)

Revenue	$14,580	$8,490	$819

Operating Expenses:
Cost of revenue	13,822	8,431	786
Research and development	6,858	8,527	6,539
Selling, general and administrative	4,475	7,520	8,100

Total operating expenses	25,155	24,478	15,425

Loss from operations	(10,575)	(15,988)	(14,606)
Interest income	422	121	5
Interest expense	(4,921)	(244)	(2,792)
Other (expense) income	-	(26)	231

Net loss	(15,074)	(16,137)	(17,162)
Accretion of redeemable convertible preferred stock	(872)	(977)	(1,034)

Net loss attributable to common stockholders	$(15,946)	$(17,114)	$(18,196)

Net loss attributable to common stockholders per share - basic and diluted	$(5.52)	$(5.84)	$(6.12)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	2,889,513	2,930,818	2,971,434

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ DEFICIT AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	Series A redeemable convertible preferred stock		Series A-1 redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Series D redeemable convertible preferred stock		Total redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
At January 1, 2008	15,823,566	$23,735	2,475,247	$5,000	1,369,863	$2,300	-	$-	$31,035

Comprehensive loss
Net loss	-	-	-	-	-	-	-	-	-
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	-	-
Total comprehensive loss
Issuance of common stock	-	-	-	-	-	-	-	-	-
Conversion of debt to Series D redeemable convertible preferred stock	-	-	-	-	-	-	949,720	6,173	6,173
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $1,825	-	-	-	-	-	-	5,204,126	32,002	32,002
Accretion of redeemable convertible preferred stock	-	-	-	-	-	599	-	273	872
Beneficial conversion feature on convertible promissory note	-	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	-
Reclassification of warrants to warrant liability	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-

At December 31, 2008	15,823,566	23,735	2,475,247	5,000	1,369,863	2,899	6,153,846	38,448	70,082

Comprehensive loss
Net loss	-	-	-	-	-	-	-	-	-
Unrealized loss on available for sale securities	-	-	-	-	-	-	-	-	-
Total comprehensive loss
Issuance of common stock	-	-	-	-	-	-	-	-	-
Accretion of redeemable convertible preferred stock	-	-	-	-	-	373	-	604	977
Stock-based compensation	-	-	-	-	-	-	-	-	-

At December 31, 2009	15,823,566	23,735	2,475,247	5,000	1,369,863	3,272	6,153,846	39,052	71,059

Comprehensive loss
Net loss	-	-	-	-	-	-	-	-	-
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	-	-
Total comprehensive loss
Issuance of common stock	-	-	-	-	-	-	-	-	-
Accretion of redeemable convertible preferred stock	-	-	-	-	-	422	-	612	1,034
Issuance of warrants	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-

At December 31, 2010	15,823,566	$23,735	2,475,247	$5,000	1,369,863	$3,694	6,153,846	$39,664	$72,093

	Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ deficit	Other comprehensive loss
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
At January 1, 2008	1,138,716	$1,708	2,884,905	$3	$7,069	$(47,365)	$-	$(38,585)

Comprehensive loss
Net loss	-	-	-	-	-	(15,074)	-	(15,074)	$(15,074)
Unrealized gain on available for sale securities	-	-	-	-	-	-	22	22	22

Total comprehensive loss									$(15,052)

Issuance of common stock	-	-	31,888	-	29	-	-	29
Conversion of debt to Series D redeemable convertible preferred stock	-	-	-	-	-	-	-	-
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $1,825	-	-	-	-	-	-	-	-
Accretion of redeemable convertible preferred stock	-	-	-	-	(872)	-	-	(872)
Beneficial conversion feature on convertible promissory note	-	-	-	-	3,078	-	-	3,078
Issuance of warrants	-	-	-	-	1,079	-	-	1,079
Reclassification of warrants to warrant liability	-	-	-	-	(445)	-	-	(445)
Stock-based compensation	-	-	-	-	1,604	-	-	1,604

At December 31, 2008	1,138,716	1,708	2,916,793	3	11,542	(62,439)	22	(49,164)

Comprehensive loss
Net loss	-	-	-	-	-	(16,137)	-	(16,137)	$(16,137)
Unrealized loss on available for sale securities	-	-	-	-	-	-	(24)	(24)	(24)

Total comprehensive loss									$(16,161)

Issuance of common stock	-	-	30,903	-	20	-	-	20
Accretion of redeemable convertible preferred stock	-	-	-	-	(977)	-	-	(977)
Stock-based compensation	-	-	-	-	2,381	-	-	2,381

At December 31, 2009	1,138,716	1,708	2,947,696	3	12,966	(78,576)	(2)	(63,901)

Comprehensive loss
Net loss	-	-	-	-	-	(17,162)	-	(17,162)	$(17,162)
Unrealized gain on available for sale securities	-	-	-	-	-	-	2	2	2

Total comprehensive loss									$(17,160)

Issuance of common stock	-	-	46,972	-	43	-	-	43
Accretion of redeemable convertible preferred stock	-	-	-	-	(1,034)	-	-	(1,034)
Issuance of warrants	-	-	-	-	2,349	-	-	2,349
Stock-based compensation	-	-	-	-	2,294	-	-	2,294

At December 31, 2010	1,138,716	$1,708	2,994,668	$3	$16,618	$(95,738)	$-	$(77,409)

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2009	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(15,074)	$(16,137)	$(17,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	593	753	540
Stock-based compensation	1,604	2,381	2,131
Non-cash interest expense and changes in fair value of warrant liability	4,368	69	2,446
Changes in operating assets and liabilities
Restricted cash	(1,126)	2,910	-
Accounts receivable	153	(278)	(508)
Prepaid expenses and other assets	345	(97)	(161)
Accounts payable and accrued expenses	(2,067)	(996)	462
Deferred revenue and customer deposits	1,637	(6,584)	836
Deferred rent	(33)	-	-

Net cash flows used in operating activities	(9,600)	(17,979)	(11,416)

Cash flows from investing activities
Purchases of property and equipment and intangibles	(385)	(697)	(77)
Purchases of investments	(7,405)	-	(598)
Proceeds from sales and maturities of investments	3,164	13,300	2,650
Purchases of restricted investments	(8,399)	(11,122)	-
Proceeds from sales and maturities of restricted investments	5,487	6,025	-

Net cash flows (used in) provided by investing activities	(7,538)	7,506	1,975

Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	32,002	-	-
Proceeds from issuance of promissory notes and warrants	4,600	-	6,000
Proceeds from issuance of term loan	1,000	-	-
Payments on term loan	(500)	(1,200)	(1,200)
Deferred offering costs related to proposed initial public offering	-	-	(1,320)
Payments on lines of credit	(933)	-	-
Principal payments on capital lease obligations	(222)	(56)	-
Proceeds from the exercise of stock options	29	20	43

Net cash flows provided by (used in) financing activities	35,976	(1,236)	3,523

Net increase (decrease) in cash and cash equivalents	18,838	(11,709)	(5,918)

Cash and cash equivalents, beginning of year	1,214	20,052	8,343

Cash and cash equivalents, end of year	$20,052	$8,343	$2,425

Supplemental disclosure of cash flow information

Cash paid for interest	$396	$190	$111
Accrued deferred offering costs	-	65	909
Settlement of 2009 accrued bonus with stock options	-	-	163
Conversion of convertible promissory notes into Series D redeemable convertible preferred stock, including accrued interest	6,173	-	-

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) was incorporated under the laws of the State of Delaware on February 9, 2000 under the name Beyond Genomics, Inc. The Company is a life sciences company focused on the discovery, development and commercialization of novel diagnostic tests based on biomarkers for high-value market opportunities in healthcare that the Company identifies. The Company is developing and commercializing novel diagnostic tests that management believes will provide clinicians with improved information to better detect and characterize disease states. The Company’s current focus is on developing multiple product candidates to address significant unmet needs in cardiovascular and other diseases. The Company’s lead product, the BGM Galectin-3 test for heart failure, is a novel diagnostic test for measuring galectin-3 levels in blood plasma or serum. The BGM Galectin-3 test received clearance from the U.S. Food and Drug Administration in November 2010. Galectin-3 testing services are currently being offered for use by clinicians in the United States through Laboratory Corporation of America. The manual version of our galectin-3 test obtained CE Mark in the European Union in October 2009 and we have begun limited sales and marketing activities in certain countries in Europe. The Company has collaborations and initiatives with major pharmaceutical companies and other healthcare organizations. The Company’s headquarters and primary place of business is Waltham, Massachusetts.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, BG Medicine N.V., a company organized under the laws of the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

At December 31, 2010, the Company had cash and cash equivalents totaling $2.4 million, negative working capital totaling $8.5 million and stockholders’ deficit of $77.4 million. During the year ended December 31, 2010, the Company incurred a net loss totaling $17.2 million and used cash in operating activities totaling $11.4 million. The Company expects to continue to incur losses and use cash in operating activities in 2011. In February 2011, the Company completed an initial public offering of the Company’s common stock in which the Company sold 5,750,000 shares of its common stock at $7.00 per share for net proceeds of $35 million. The Company believes that the proceeds from the initial public offering together with its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated cash requirements through 2012. This projection is based on the Company’s current operations and planned activities at normal levels and does not assume any significant product revenues, cash inflows from partnerships, disposition of additional non-core assets or successful completion of any additional equity or debt financings.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

Common stock split

On November 19, 2010, the Company’s Board of Directors approved a 1-for-1.6667 reverse stock split of the Company’s outstanding common stock. The reverse split became effective on November 29, 2010. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

2.	Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments which mature within three months from date of purchase to be cash equivalents. The cash equivalents at December 31, 2009 and 2010 are comprised primarily of money market funds.

Marketable Securities

The Company invests any excess cash balances in short-term marketable securities, primarily securities management believes to be high-grade corporate notes and bonds. These investments are classified as available-for-sale. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit until the security is sold or until a decline in fair value is determined to be other than temporary.

Restricted Cash and Investments

Restricted cash and investments may be used solely to fund the research and development efforts under the High Risk Plaque Initiative Program (HRP) (Note16). The Company has reported the changes in restricted cash as an operating activity in the statements of cash flows as a result of the Company receiving cash in prepayment of planned expenditures that was immediately restricted for use and was used to fund HRP expenses.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Allowances for doubtful accounts are provided for those outstanding balances considered to be uncollectible based upon historical experience and management’s evaluation of the outstanding balances at year end. Bad debts are written off against the allowance when identified and offset by recoveries when received. There was no allowance for doubtful accounts in the periods presented.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments in marketable securities and accounts receivable. Cash and cash equivalents are deposited with institutions that management believes to be of high credit quality. Investments consist of marketable securities, primarily corporate notes and bonds. To reduce credit risk associated with accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

During 2008, two customers represented 83% and 11% of revenue, respectively. At December 31, 2009, two customers represented 60% and 35% of accounts receivable, respectively. During 2009, two customers represented 76% and 17% of revenue, respectively. At December 31, 2010, two customers represented 48% and 41% of accounts receivable, respectively. During 2010, two customers represented 78% and 12% of revenue, respectively.

Revenue Recognition

Revenue is recognized when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Revenue arrangements with multiple deliverables are separated into separate units of accounting when certain criteria are met.

The Company’s revenue has historically been generated through initiatives, collaborations and biomarker discovery and analysis services agreements. The services the Company provides under these agreements typically include the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. In some cases, the Company has retained certain intellectual property rights to the biomarkers identified in the course of these arrangements. The revenue arrangements have a stated term and the Company has no obligations or ongoing commitments after the specified term of the arrangement.

Revenue generated from collaborations and initiatives, such as those described in Note 16, include revenue from research services and technology licensing agreements. Under these arrangements, the Company is contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. The Company has accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no stand alone value to of the individual elements and no evidence of fair value for the undelivered elements. The Company considers the terms and conditions of each agreement and recognizes revenues based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. The Company believes that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. The Company makes adjustments, if necessary, to the estimates used in its calculations as work progresses and as such changes are known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from the Company’s estimates.

Payments received on uncompleted long-term contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenues in the accompanying consolidated balance sheets. Payments received prior to commencement of a contract are recorded as customer deposits.

Cost of Revenue

Cost of revenue consists primarily of expenses incurred in connection with the collaborative research and development agreements and biomarker discovery and analysis services agreements. Expenses include both, outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses related to providing these services. The majority of the cost of revenue in the periods presented is incurred in connection with the HRP initiative discussed in Note 16.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

Research and Development Costs

Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods or services used in research and development are recognized as an expense as the related goods are delivered or services are performed. Research and development expenses include labor, materials and supplies and overhead.

Deferred Offering Costs

Costs directly associated with the Company’s initial public offering of common stock, totaling $65,000 and $2,229,000 at December 31, 2009 and 2010, respectively, were deferred. Upon completion of the offering, such costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ deficit.

Long-Lived Assets and Intangible Assets

The Company records acquired intangible assets at their respective estimated fair values at the date of acquisition. The only intangible asset recognized at December 31, 2009 and 2010 relates to the costs of completed technology acquired for use in connection with the Company’s development of a diagnostic test based on galectin-3, a biomarker for congestive heart failure. The assigned life is 10 years, which is comprised of three to five years of development of the tests followed by the commercial life of the diagnostic test.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. No impairments have been recognized in the periods presented.

Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant-date fair value using the Black-Scholes valuation model. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award.

Income Taxes

Deferred tax assets and liabilities are recorded to reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2009 and 2010, the Company had not identified any significant uncertain tax positions.

Net Loss Attributable to Common Stockholders Per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these is not antidilutive. Because the Company

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the years ended December 31:

	2008	2009	2010
	(in thousands, except share and per share data)
Net loss	$(15,074)	$(16,137)	$(17,162)
Accretion of preferred stock	(872)	(977)	(1,034)

Net loss attributable to common stockholders	$(15,946)	$(17,114)	$(18,196)

Weighted average number of shares - basic and diluted	2,889,513	2,930,818	2,971,434
Net loss per share attributable to common stockholders - basic and diluted	$(5.52)	$(5.84)	$(6.12)

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	2008	2009	2010
Options to purchase common stock	1,772,109	2,854,547	2,441,576
Warrants to purchase common stock	914,753	898,936	1,314,283
Warrants to purchase redeemable convertible preferred stock	55,381	55,381	55,381
Conversion of redeemable convertible preferred stock	9,541,931	9,541,931	9,541,931
Conversion of bridge notes and accrued interest	-	-	908,651

The number of shares of common stock to be issued upon conversion of the bridge notes and accrued interest (Note 8) has been determined based upon the price at which the bridge notes were converted in the initial public offering in February 2011. In addition, the Company issued 5,750,000 shares of common stock in the initial public offering.

Redeemable Convertible Preferred Stock

The Company classifies redeemable convertible preferred stock that is redeemable outside of the Company’s control outside of permanent equity. The Company records redeemable preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value is increased by periodic accretion to its redemption value. These increases are effected through charges against retained earnings, if any, and then to the additional paid-in capital.

Warrant Liability

Freestanding warrants related to shares that are redeemable, contingently redeemable or for purchases of common stock that are not indexed to the Company’s own stock are classified as a liability on the Company’s balance sheet. Changes in the fair value of these warrants are recorded in the statement of operations. The Company classifies the liability as noncurrent as settlement is not expected within the next twelve months.

Segment Data

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s chief executive officer is the CODM, and he uses consolidated financial information in determining how to allocate resources and assess performance. The Company determined that it operates in one segment.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, marketable securities, accounts payable, bridge notes, long-term debt and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

terms and average maturities as the Company’s long-term debt, the fair value of long-term debt was not significantly different than the carrying value at December 31, 2010.

Accounting literature provides a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. These inputs include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2010, respectively:

Description	Level 1	Level 2	Level 3	Total
December 31, 2009	(in thousands)

Assets:
Cash equivalents	$-	$7,739	$-	$7,739
Marketable securities	2,050	-	-	2,050

Liabilities:
Warrant liability	$-	$-	$471	$471

December 31, 2010
Assets:
Cash equivalents	$-	$621	$-	$621

Liabilities:
Warrant liability	$-	$-	$248	$248

The Company’s cash equivalents consist of money market funds recorded at fair value, which approximates cost. Marketable securities consist of commercial paper and other short-term debt securities. Fair value of the cash equivalents is measured based on quoted prices for similar assets. Fair value of the marketable securities is measured based on quoted prices for identical assets.

The fair value of the preferred and common stock warrants was determined using the Black-Scholes option pricing method with the assumptions discussed in Note 10.

The following table provides a roll-forward of the fair value of the warrant liability categorized with Level 3 inputs:

Warrant Liability
(in thousands)

Balance - January 1, 2008	$-
Issuance of preferred stock warrants	445

Balance - December 31, 2008	445
Increase in fair value - recognized in operations as other expense	26

Balance - December 31, 2009	471
Decrease in fair value - recognized in operations as other income	(223)

Balance - December 31, 2010	$248

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

4.	Property and Equipment

Property and equipment consists of the following as of December 31:

	Estimated Useful Life	2009	2010

		(in thousands)

Laboratory equipment	3-5 years	$4,233	$4,294
Computer equipment	3 years	2,599	2,614
Office furniture	5 years	165	165
Leasehold improvements	4 years	456	456

		7,453	7,529

Less: Accumulated depreciation		(6,470)	(6,925)

Property and equipment, net		$983	$604

Depreciation expense for the years ended December 31, 2008, 2009 and 2010 was $593,000, $628,000 and $456,000, respectively.

5.	Intangible Assets

Intangible assets with an original cost of $750,000 at December 31, 2009 and 2010 are comprised of a completed technology that has been obtained under a perpetual license (Note 15). The asset is being amortized over its economic life, which has been determined to be 10 years. Accumulated amortization totaled $125,000 and $209,000 at December 31, 2009 and 2010, respectively. Amortization expense for the years ended December 31, 2008, 2009 and 2010 was $0, $125,000 and $84,000, respectively. The amortization expense for the next 5 years is expected to approximate $85,000 annually.

6.	Accrued Expenses

Accrued expenses at December 31 consist of:

	2009	2010

	(in thousands)

Consulting and professional service fees	$918	$1,438
Employee compensation and related costs	794	879
Outsourced services	190	322
Licensing fees	84	80
Other	46	103

Total accrued expenses	$2,032	$2,822

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

7.	Income Taxes

The tax benefit arising from the Company’s net losses has been offset by increases in the valuation allowance. Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2009 and 2010. Components of the net deferred tax asset at December 31, 2009 and 2010 are as follows:

	2009	2010

	(in thousands)

Net operating loss carryforwards	$21,440	$25,590
Tax credit carryforwards	2,483	3,559
Capitalized research and development costs	4,007	3,523
Deferred revenue	269	399
Non-qualified employee stock options	1,355	1,308
Other temporary differences	444	501

	29,998	34,880
Valuation allowance	(29,998)	(34,880)

Net deferred tax asset	$-	$-

At December 31, 2010, the Company had available federal net operating loss carryforwards and capitalized research and development costs of $68,292,000 that expire at various dates through 2030. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2009 and 2010 since it is more likely than not that these future tax benefits will not be realized. During 2008, 2009 and 2010, the valuation allowance increased by approximately $3,376,000, $6,328,000 and $4,882,000, respectively.

At December 31, 2010, the Company had federal and state research and development credit carryforwards of $2,442,000 and $1,815,000, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2030. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards. The Company paid no income tax for the years ended December 31, 2008 and 2009. The Company does not expect to pay income tax for the year ended December 31, 2010.

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2005 through 2009 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

In July 2010, the Company applied to the Internal Revenue Service for a one-time tax incentive being offered by the U.S. Government, the Qualifying Therapeutic Discovery Project (“QTDP”) program. In letters dated October 29, 2010, the Company was notified that the Company was awarded $489,000 under the QTDP program for qualified past expenditures related to the Company’s development efforts related to the galectin-

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

3 and AMIPredict diagnostic tests. The Company received the funds from the QTDP program in November 2010 and recognized the award as a reduction of research and development expenses.

8.	Bridge Notes

On March 30, 2010, the Company entered into a securities purchase agreement with certain existing stockholders for the sale of up to $6.0 million of bridge notes and warrants to purchase the Company’s common stock, to be completed in three closings of up to $2.0 million each. The first closing, in which the Company sold $2.0 million of notes and warrants, occurred on March 30, 2010. The second closing, in which the Company sold $2.0 million of notes and warrants, occurred on September 27, 2010. The third closing, in which the Company sold $2.0 million of notes and warrants, occurred on November 4, 2010. The bridge notes bore interest at 12% annually and were due at any time upon the earliest of (i) demand by holders of 66 2/3% of the aggregate principal amount outstanding under the notes, (ii) the occurrence of a liquidation event, (iii) acceleration due to the occurrence of an event of default, or (iv) March 29, 2011. The notes and accrued interest automatically convert upon the closing of a qualified financing into the securities that are offered in such qualified financing. A qualified financing is defined in the securities purchase agreement as a transaction in which the Company issues equity securities to new investors for gross proceeds of at least $10.0 million. In the event of a sale of the Company that occurred prior to redemption or conversion, the holders of the notes were entitled to receive an amount equal to the accrued interest plus five times the then outstanding principal balance of the notes. Upon the completion of the Company’s initial public offering in February 2011, the principal of the bridge notes and accrued interest converted into 908,651 shares of common stock.

Warrants to purchase 415,347 shares of common stock with an exercise price of $0.02 per share were issued in connection with the bridge notes. The warrants are exercisable at any date subsequent to the date that is the earlier of (i) the closing of a qualified financing, (ii) the occurrence of a liquidation event, or (iii) March 30, 2011. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: weighted average fair value of the underlying common stock of $9.45 per share; volatility of 67-71%; no dividend yield; weighted average risk-free interest rate of 2.98%; and an expected life of ten years. The relative fair value of the warrants, aggregating $2,349,000, was recorded as interest expense immediately in the year ended December 31, 2010 as the debt is due on demand.

The Company is required to assess whether there is any intrinsic value in the conversion feature at the commitment date. The commitment date was determined to be March 30, 2010. The difference between the effective conversion price and the fair value of the securities into which the debt is convertible at the commitment date results in a contingent beneficial conversion feature. Because the conversion ratio was not fixed at issuance, the beneficial conversion feature will be recognized upon resolution of the contingency. Upon the closing of the Company’s initial public offering in February 2011, the conversion ratio became fixed, and, as such, a beneficial conversion feature, totaling $3.6 million, was recognized as additional interest expense upon the closing.

9.	Term Loan

On November 9, 2007, the Company entered into a senior secured term loan with a financial institution to support general working capital and operations. The Company drew down an initial tranche of $2,000,000, out of $3,000,000 available at that time and drew the remaining $1,000,000 in March 2008. Borrowings bear a fixed interest rate of 10.25%. The term loan is secured by substantially all of the Company’s assets, including its intellectual property, but excluding its equipment. Pursuant to a loan modification agreement in late 2008, the security interest in the Company’s intellectual property was released and replaced with a negative pledge. The outstanding principal may be prepaid at the option of the Company with no penalty.

At December 31, 2010, the principal outstanding totaled $100,000 and was paid in January 2011. Unamortized debt discount totaled $59,000 and $4,000 at December 31, 2009 and 2010, respectively.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

10.	Warrant Liability

Warrants to purchase an aggregate of 46,093 shares of the Company’s common stock were issued in connection with the term loan and the subsequent loan modification agreements as described in Note 9. These warrants were issued at an exercise price of $13.02 per share. In the event the Company completed a preferred stock financing, the warrants became exercisable for the purchase of shares of the preferred stock of that offering at the applicable preferred stock price. As a result of the issuance of the Series D preferred stock in July 2008 (Note 11), the warrants initially issued to purchase shares of common stock in connection with the term loan became exercisable for the purchase of Series D preferred stock with an exercise price of $6.50 per share. The warrants are exercisable for a period of 10 years from the date of issuance.

The warrants were initially valued under the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $7.50 per share; volatility of 65%; no dividend yield; weighted-average risk free interest rates of 3.91%; and an expected life of ten years. The fair value of the warrants, aggregating $227,000, was recorded as a debt discount and is being amortized as interest expense over the term of the term loan. Non-cash interest expense related to the debt discount created by these warrants of $45,000, $55,000 and $55,000 was recorded for the years ended December 31, 2008, 2009 and 2010, respectively.

Warrants for the purchase of shares that are puttable or mandatorily redeemable are liabilities regardless of the timing of the redemption feature of the stock or the redemption price. Given that the Series D preferred stock was contingently redeemable and was thereby effectively “puttable”, the warrants were classified as a liability and measured at fair value. Fair value of the preferred stock warrant liability was measured using the Black-Scholes valuation model using the contractual term of ten years, fair value of underlying Series D Preferred Stock of $6.50 per share; volatility of 65%; no dividend yield; risk free interest rate of 3.83% and a weighted-average expected life of 9.63 years. The Company reclassified the fair value totaling $445,000 of the warrants from additional paid in capital to a long-term liability when the warrants became exercisable for preferred stock in 2008. Changes in the fair value of the warrants are recognized in the statement of operations. Increases and (decreases) in fair value for the years ended December 31, 2009 and 2010 were $26,000 and ($250,000), respectively. In connection with the initial public offering in February 2011, the warrants that were exercisable into Series D preferred stock became exercisable into 55,381 shares of common stock. The Company expects that these common stock warrants will be classified in permanent equity following the initial public offering.

At December 31, 2009 and 2010, there are 5,738 common stock warrants outstanding with an exercise price of $5.35 that are not considered indexed to the Company’s own stock due to price protection provisions. These warrants are accounted for as liabilities and are adjusted to fair value at each reporting date. The changes in fair value of the warrants were not material in the periods presented.

The assumptions included in the Black-Scholes model at December 31, 2009 and 2010 were as follows:

	Preferred Stock Warrant liability		Common Stock Warrant liability
	2009	2010	2009	2010

Weighted-average risk-free interest rate	3.39%	2.71%	3.39%	2.48%
Expected dividend yield	0%	0%	0%	0%
Weighted-average remaining contractual term	8.2 years	7.2 years	7.3 years	6.3 years
Expected volatility	71%	65%-66%	71%	65%
Fair value of underlying shares of stock	$6.90	$4.20	$9.45	$7.00

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

11.	Preferred Stock

Prior to the Company’s initial public offering, it had Series A preferred stock, Series A-1 preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock outstanding. On the closing of the Company’s initial public offering on February 9, 2011, all shares of preferred stock converted into common stock.

The Series A preferred stock, Series A-1 preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock are collectively known as “Preferred Stock.”

In July 2008, the Company received approximately $33.8 million, $32.0 million net of issuance costs, from the sale of 5,204,126 shares of Series D preferred stock at a price of $6.50 per share. In addition, convertible debt and accrued interest totaling $6,173,000 was converted into 949,720 shares of Series D preferred stock.

The rights associated with each class of preferred stock were as follows:

Dividends

Holders of each share of Preferred Stock were entitled to receive dividends as and when declared by the Board of Directors.

Voting Rights

Holders of each share of Preferred Stock were entitled to that number of votes equal to the largest number of whole shares of common stock into which a holder’s shares of preferred stock could be converted as of the record date of any vote.

Conversion Rights

Shares of Series A, Series A-1, Series B, Series C and Series D preferred stock were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion value of $5.35, $7.20, $15.02, $12.50, and $10.83 per share, respectively, subject to certain antidilution adjustments. All outstanding shares of preferred stock automatically convert into common stock upon the closing of a qualified public offering of the Company’s common stock In the event of a public offering that is not a qualified public offering, the Preferred Stock convert at the written election of 2/3 of the holders of the Preferred Stock, voting together as a single class.

Redemption Rights

At any time after July 31, 2011, at the written election of the holders of at least 66 2/3% of the Company’s outstanding shares of Series A, Series A-1, Series C and Series D preferred stock, voting together as a single class, redemption would have occurred at the following rates, at a price equal to the original purchase price of $1.50, $2.02, $3.65 and $6.50 for the Series A, Series A-1, Series C and Series D preferred stock, respectively, plus all accrued but unpaid dividends.

Liquidation Preference

In the event of any liquidation, dissolution or winding-up of the Company, which would include the sale of the Company, the Series D preferred stockholders would be entitled to be paid prior and in preference to the holders of Series A, A-1, B and C preferred stockholders, which shall be pari passu, before any distribution or payment is made upon the common stock, to be paid an amount equal to the original purchase price per share, plus all declared but unpaid dividends thereon. The original issue purchase price per share of the Series A, Series A-1, Series B, Series C and Series D preferred stock was $1.50, $2.02, $4.21, $3.65 and $6.50, respectively. Any assets remaining following the preferential distribution to the holders of preferred stock would be available for distribution ratably among the holders of common stock.

Registration Rights

The holders of shares of Preferred Stock and certain warrants are entitled to certain registration rights, including demand rights and piggyback rights, with respect to these securities, as set forth in the registration rights agreement between the Company and the holders of these securities or the terms of the warrants. These

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

registration rights would require the Company to use its best efforts to register the shares of the Company’s common stock underlying the preferred stock, warrants and convertible debt for sale under the Securities Act of 1933, subject to certain conditions and limitations. The cost of registration would be incurred by the Company.

Reserved Shares

As of December 31, 2010, the Company had reserved 13,875,230 shares of common stock for conversion of the preferred stock and for the exercise of outstanding warrants and options to purchase common stock. In addition, the Company has reserved common stock sufficient to settle the conversion of the bridge notes and accrued interest discussed in Note 8.

12.	Stock-Based Compensation

In June 2001, the Company adopted the 2001 Stock Option and Incentive Plan that provides for the granting of stock options and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company (as amended, the “2001 Plan”). The stock options have terms ranging from eight to ten years. Vesting of options is set at the discretion of the board of directors, but is generally over four years.

An aggregate of 3,112,927 shares of common stock are authorized for grants under the 2001 Plan. Total shares of stock available for future grants were 522,059 at December 31, 2010, and all shares issued upon exercise are newly issued shares. The 2001 Plan terminated in February 2011 effective upon the completion of the Company’s initial public offering. No additional options will be granted under the 2001 Plan.

In August 2010, our board of directors approved the 2010 Employee, Director and Consultant Stock Plan, or the 2010 Stock Plan, which became effective in February 2011, upon the closing of our initial public offering. Our stockholders approved the 2010 Stock Plan in November 2010. The 2010 Stock Plan will expire in August 2020. Under our 2010 Stock Plan, we may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock based awards. There are 1,199,976 shares of our common stock authorized for issuance under the 2010 Stock Plan. In addition, the 2010 Stock Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012. The board of directors has authorized our compensation committee to administer the 2010 Stock Plan. In accordance with the provisions of the plan, the compensation committee determines the terms of options and other awards. Options granted under the 2010 Plan have a term of ten years. Vesting of options under the 2010 Stock Plan is set at the discretion of the compensation committee or our board of directors, but is generally over four years.

The Company accounts for stock-based awards issued to non-employees by recognizing compensation expense based on the fair value of such awards over the vesting period of the award.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2009	2010

Risk-free interest rate	3.48%	1.64%-3.19%	2.37% - 3.09%
Expected dividend yield	0%	0%	0%
Expected life	5.25 - 6.25 years	5.25 - 6.25 years	4 - 6.25 years
Expected volatility	61%-63%	64%-67%	68% - 69%
Weighted-average grant date fair value	$3.70	$4.42	$6.09

The fair value of the common stock underlying the stock options has been determined by the Board of Directors at each award grant date based upon a variety of factors, including: independent stock valuations, the illiquid nature of the investment in the Company’s common stock, the Company’s historical performance, the preferences (including the liquation and redemption) of the Company’s outstanding preferred stock, the Company’s future prospects, the risks associated with the completion of the Company’s business plan and products, and the purchase price of the Company’s stock issued to third parties in arms-length transactions.

Through December 31, 2010, the Company did not have a history of market prices of the common stock as it was not a public company prior to February 4, 2011, and, as such, volatility was estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method, which calculates the expected life based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options.

Stock compensation costs have not been capitalized by the Company. Total stock compensation cost has been recognized in the statement of operations as follows:

	2008	2009	2010
	(in thousands)

Research and development expense	$452	$565	$476
Selling, general and administrative expense	1,152	1,816	1,655

Total stock compensation cost	$1,604	$2,381	$2,131

In September 2008 the Company cancelled 117,750 outstanding stock options for four employees and two members of the Board of Directors. These options had been granted at an exercise price of $14.62 during 2007. The cancellation of these awards was accompanied by a concurrent grant of replacement stock options issued with an exercise price of $7.50 per share. The modification of these grants was accounted for as an exchange of the original grants for new grants. The incremental compensation cost aggregating $134,000 was measured as the excess of the fair value of the modified grants determined over the fair value of the original award immediately before modification. The awards were measured based on the fair value share price and the other pertinent factors at that date. Compensation expense was recognized immediately for the portion of the expense that related to the previously vested options and resulted in $80,000 of compensation expense recognized in the year ended December 31, 2008. The balance of the excess compensation cost will be recognized over the remaining vesting period for the respective replacement awards. Compensation expense is continuing to be recorded over the original vesting period.

The following table summarizes information about stock options activity during 2010:

	Number of shares	Weighted- average exercise price

Outstanding, January 1, 2010	2,854,547	$4.45
Granted	63,689	10.67
Exercised	(46,972)	0.92
Forfeited	(429,688)	6.27

Outstanding, December 31, 2010	2,441,576	$4.37

Substantially all options outstanding at December 31, 2010 are expected to vest. During 2008, 2009 and 2010, the Company received $29,000, $20,000 and $43,000 upon exercise of stock options. The intrinsic value of the options exercised in 2008, 2009 and 2010 was immaterial.

As of December 31, 2010, options for 1,794,129 shares at a weighted-average exercise price of $3.18 were vested and exercisable. These options have a weighted-average remaining contractual term of 4.57 years. Compensation cost of approximately $2,564,000 was unrecognized for nonvested awards as of December 31, 2010. The weighted-average period over which such compensation is expected to be recognized is 1.6 years.

In January 2010, the Board of Directors authorized the Company to settle a portion of the 2009 employee bonus by issuing fully vested employee stock options with an aggregate fair value totaling $163,000. In

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

August 2010, the Board of Directors approved the 2010 Employee Stock Purchase Plan and the Company’s stockholders approved the plan in November 2010. The plan became effective in February 2011 upon the closing of the Company’s initial public offering. The plan provides employees with an opportunity to purchase the Company’s common stock. As of February 28, 2011, there are 119,997 shares of our common stock reserved for issuance under the plan.

13.	Warrants

In connection with the various debt issuances discussed in Notes 8 and 9, the Company issued warrants to purchase common stock to the debt holders. All warrants have a contractual term of ten years from the date of issuance and may be net share-settled at the option of the warrant holder.

In connection with the Series D preferred stock financing in the year ended December 31, 2008, 46,093 common stock warrants converted into 92,305 Series D preferred stock warrants at an exercise price of $6.50 per share (Note 9).

On September 28, 2009, the Company issued 4,535 shares of its common stock to a previous equipment note holder as a result of the net exercise of warrants originally issued for 15,817 shares at an exercise price of $5.35 per share.

The following is a summary of activity for common stock warrants for the year ended December 31, 2010:

	Common stock warrants	Weighted- average exercise price

Outstanding, January 1, 2010	898,936	$0.15
Issued	415,347	0.02

Outstanding, December 31, 2010	1,314,283	$0.11

The following is a summary of all outstanding common stock warrants as of December 31, 2010:

Warrants outstanding	Weighted-average exercise price	Expiration date
14,018	$5.35	2012
626,133	$0.03	2015
88,772	$0.15	2016
3,870	$5.35	2017
166,143	$0.02	2018
415,347	$0.02	2020

1,314,283

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

14.	Commitments and Contingencies

Operating Leases

The Company entered into noncancelable operating leases for office/clinical facilities and office facilities located in Waltham, Massachusetts through March 31, 2013, with a renewal option for an additional five years. The Company has also entered into various operating lease agreements for laboratory, computer and office equipment. Rent expense under these operating leases totaled $2,362,000, $1,285,000 and $628,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Future minimum payments under the Company’s operating leases at December 31, 2010, are as follows:

Year	Operating lease obligations
(in thousands)

2011	688
2012	688
2013	225
2014	71
2015	53

Total minimum lease payments	$1,725

Employment Agreements

The Company has entered into agreements with certain members of senior management. The terms of these agreements include noncompete and nondisclosure provisions as well as provide for defined severance payments and acceleration of vesting of share based awards.

Other Commitments

The Company has committed to certain payments over the next three years related to a supply agreement, a research services agreement and development studies. The Company’s obligations are as follows: $487,000 in 2011, and $100,000 in each of 2012 and 2013. In addition, the Company may be obligated to pay up to $1.1 million in milestone payments under a funding agreement with a vendor for development efforts in connection with the galectin-3 test. These payments are contingent upon the achievement of certain development milestones.

Included in the foregoing commitments is approximately $300,000 that is due to one of the holders of the Company’s preferred stock. During the years ended December 31, 2008, 2009 and 2010, the cost of revenue includes $976,000, $262,000 and $134,000, respectively, related to payments made to this stockholder in connection with services and samples acquired in connection with the HRP initiative discussed in Note 16.

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of diagnostic products, for which the Company currently maintains limited product liability insurance. At December 31, 2010, the Company is not aware of any product liability claims.

15.	Licensing Agreements

In May 2007, the Company entered into a biomarker product license with ACS Biomarker B.V. (“ACS Biomarker”). ACS Biomarker, a company that was formed with technology exclusively licensed from the University of Maastricht and other parties, was founded to develop and commercialize cardiovascular biomarkers discovered at the Cardiovascular Research Institute Maastricht, or CARIM. Pursuant to the agreement, as supplemented by two licensing addenda entered into in May 2007, ACS Biomarker granted the

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

Company an exclusive worldwide sublicense to develop and commercialize two proprietary cardiovascular biomarkers for congestive heart failure, galectin-3 and thrombospondin-2, licensed by it from the University of Maastricht. The licenses are perpetual in duration and permit the Company to sublicense the rights to third parties. In addition, the Company has sublicensed the rights to certain peptides for use in diagnosing atherothrombic vascular disease.

The Company also has the right to exclusively negotiate a license to any additional biomarkers for which ACS Biomarker holds rights and determines to offer to any third party, but ACS Biomarker is not obligated to grant the Company rights to such biomarkers.

The agreement provides for the Company to make payments to ACS Biomarker in connection with licensing two biomarkers for which the Company intends to develop commercial diagnostic products including the Company’s galectin-3 test. Initial licensing fees of $250,000 were paid in 2007, 2008 and 2009 and were capitalized as intangible assets and are being amortized over the economic life of the technology. The agreement provides for the Company to make a royalty prepayment of $250,000 related to each licensed biomarker upon the occurrence of the first of (i) regulatory approval of a product that incorporates the corresponding licensed biomarker or (ii) the issuance of a U.S. or European Union patent covering a product that incorporates the corresponding licensed biomarker. The Company is obligated to pay royalties to ACS Biomarker, and the amount of such royalties is dependent upon the amount and nature of the product sales or sublicensing income that incorporates the licensed biomarkers, which would include product sales or sublicensing income generated from the Company’s galectin-3 test. In connection with the regulatory approval of the galectin-3 test, the Company paid $250,000 as a prepaid royalty.

16.	Strategic Alliances and Research Development Agreements

The following represents significant strategic alliances and research and development collaborations not already discussed in the notes to the financial statements. Generally, the revenue for each of these arrangements approximates the costs incurred during the same period.

HRP Initiative

In July 2006, the Company executed the first participation agreement under the HRP initiative. This program is a joint research and development effort to advance the understanding, recognition and management of high-risk plaque for the benefit of all stakeholders in the healthcare system. The first agreement was executed with Merck & Co., Inc. In November 2006, the second participation agreement was executed with AstraZeneca. Both these agreements have total fees of $5 million each. The third agreement was executed in December 2006 with Royal Philips Electronics. Cash compensation under this particular agreement will be $3.95 million with the remaining $1.05 million to be provided in-kind contributions of equipment and services. During 2008, the Company received additional funding commitments from Takeda Pharmaceuticals and Abbott Pharmaceuticals. Both these agreements had total fees of $5 million each, raising the total commitments to approximately $25 million. At December 31, 2010, the Company had received all funds committed under Phase I of the HRP initiative. Phase II of the HRP initiative commenced in 2010.

The HRP initiative consists of a series of pre-competitive research and development projects, which are executed by the Company. The participation agreements require that all funding paid to the Company by participants in support of this initiative be held by the Company in a segregated cash account. As set forth in the participation agreements, the work undertaken by the Company is governed by the joint steering committee (the “JSC”). The JSC is responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third-party licensing and commercialization of data and rights under the HRP initiative. The Company functions as the coordinator and administrator for the HRP initiative, and the Company will own any inventions and data that are conceived in the conduct of the HRP initiative. The Company has granted each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expires upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

Revenues recognized during the year ended December 31, 2008, 2009 and 2010 totaled $12,039,000, $6,478,000 and $640,000, respectively, for this arrangement.

17.	401(k) Savings Plan

In October 2001, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The Company has not made any matching contributions into the plan through December 31, 2010.