Form 10-Q
period 2011-03-31
BG Medicine, Inc.
filed 2011-05-12
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33827

BG MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3506204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Lincoln Street North Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)

Registrant’s telephone number, including area code (781) 890-1199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [    ]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] [Do not check if a smaller reporting company]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

As of April 30, 2011, the registrant had 19,198,554 shares of common stock outstanding.

BG Medicine, Inc.

Index to Form 10-Q

PART I
			Page
	Item 1:	Financial Statements
		Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
		Unaudited Condensed Consolidated Statements of Operations for the Three-Month Period Ended March 31, 2011 and 2010	4
		Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Three-Month Period Ended March 31, 2011	5
		Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Month Period Ended March 31, 2011 and 2010 Notes to Unaudited Condensed Consolidated Financial Statements	6
			7
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3:	Quantitative and Qualitative Disclosures about Market Risk	17
	Item 4:	Controls and Procedures	17

PART II

	Item 1:	Legal Proceedings	18
	Item 1A:	Risk Factors	18
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18
	Item 3:	Defaults Upon Senior Securities	19
	Item 4:	(Removed and Reserved)	19
	Item 5:	Other Information	19
	Item 6:	Exhibits	20

PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	000000000000000	000000000000000
	March 31, 2011	December 31, 2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$35,619	$2,425
Restricted cash	209	-
Accounts receivable	379	786
Inventory	49	-
Prepaid expenses and other current assets	693	405

Total current assets	36,949	3,616

Property and equipment, net	516	604
Intangible assets, net	520	541
Deferred offering costs	-	2,229
Deposits and other assets	37	37

Total assets	$38,022	$7,027

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Term loan, current portion	$-	$96
Bridge notes, including accrued interest	-	6,276
Accounts payable	1,224	1,380
Accrued expenses	2,018	2,822
Deferred revenue and customer deposits	1,394	1,521

Total current liabilities	4,636	12,095

Warrant liability	30	248

Total liabilities	4,666	12,343

Redeemable convertible preferred stock
Series A redeemable convertible preferred stock; $.001 par value; no shares authorized at March 31, 2011 and 16,017,067 shares authorized at December 31, 2010; no shares issued and outstanding at March 31, 2011 and 15,823,566 shares issued and outstanding at December 31, 2010	-	23,735
Series A-1 redeemable convertible preferred stock; $.001 par value; no shares authorized at March 31, 2011 and 2,475,247 shares authorized at December 31, 2010; no shares issued and outstanding at March 31, 2011 and 2,475,247 shares issued and outstanding at December 31, 2010	-	5,000
Series C redeemable convertible preferred stock; $.001 par value; no shares authorized at March 31, 2011 and 1,369,863 shares authorized at December 31, 2010; no shares issued and outstanding at March 31, 2011 and 1,369,863 shares issued and outstanding at December 31, 2010	-	3,694
Series D redeemable convertible preferred stock; $.001 par value; no shares authorized at March 31, 2011 and 6,246,151 shares authorized at December 31, 2010; no shares issued and outstanding at March 31, 2011 and 6,153,846 shares issued and outstanding at December 31, 2010	-	39,664

Total redeemable convertible preferred stock	-	72,093

Stockholders’ equity (deficit)
Series B convertible preferred stock; $.001 par value; no shares authorized at March 31, 2011 and 2,000,000 shares authorized at December 31, 2010; no shares issued and outstanding at March 31, 2011 and 1,138,716 shares issued and outstanding at December 31, 2010	-	1,708
Preferred stock; $.001 par value; 5,000,000 shares authorized at March 31, 2011; no shares issued and outstanding	-	-
Common stock; $.001 par value; 100,000,000 shares authorized at March 31, 2011 and 60,000,000 shares authorized at December 31, 2010; 19,198,554 and 2,994,668 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	19	3
Additional paid-in capital	132,206	16,618
Accumulated deficit	(98,869)	(95,738)

Total stockholders’ equity (deficit)	33,356	(77,409)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$38,022	$7,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	00000	00000
	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share data)
Revenue	$855	$104

Operating Expenses:
Cost of revenue	151	75
Research and development	1,713	2,374
Selling, general and administrative	1,987	2,414

Total operating expenses	3,851	4,863

Loss from operations	(2,996)	(4,759)

Interest income	8	1
Interest expense	(91)	(782)
Other expense	(52)	(70)

Net loss	(3,131)	(5,610)
Accretion of redeemable convertible preferred stock	(118)	(253)

Net loss attributable to common stockholders	$(3,249)	$(5,863)

Net loss attributable to common stockholders per share - basic and diluted	$(0.27)	$(1.99)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	12,176,870	2,947,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A redeemable convertible preferred stock		Series A-1 redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Series D redeemable convertible preferred stock		Total redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
(in thousands, except share data)
At January 1, 2011	15,823,566	$23,735	2,475,247	$5,000	1,369,863	$3,694	6,153,846	$39,664	$72,093
Net loss	-	-	-	-	-	-	-	-	-
Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	-	-	-	-	-	-	-	-	-
Conversion of bridge notes into common stock upon initial public offering	-	-	-	-	-	-	-	-	-
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(15,823,566)	(23,735)	(2,475,247)	(5,000)	(1,369,863)	(3,744)	(6,153,846)	(39,732)	(72,211)
Conversion of convertible preferred stock into common stock upon initial public offering	-	-	-	-	-	-	-	-	-
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-
Accretion of redeemable convertible preferred stock	-	-	-	-	-	50	-	68	118
Reclassification of warrants to equity	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-

At March 31, 2011	-	$-	-	$-	-	$-	-	$-	$-

	Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
At January 1, 2011	1,138,716	$1,708	2,994,668	$3	$16,618	$(95,738)	$(77,409)
Net loss	-	-	-	-	-	(3,131)	(3,131)
Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	-	-	5,750,000	6	34,812	-	34,818
Conversion of bridge notes into common stock upon initial public offering	-	-	908,651	1	6,360	-	6,361
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	-	-	9,222,672	9	72,201	-	72,210
Conversion of convertible preferred stock into common stock upon initial public offering	(1,138,716)	(1,708)	319,259	-	1,708	-	-
Issuance of common stock upon exercise of warrants	-	-	3,304	-	-	-	-
Accretion of redeemable convertible preferred stock	-	-	-	-	(118)	-	(118)
Reclassification of warrants to equity	-	-	-	-	272	-	272
Stock-based compensation	-	-	-	-	353	-	353

At March 31, 2011	-	$-	19,198,554	$19	$132,206	$(98,869)	$33,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	000000000000000	000000000000000
	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(3,131)	$(5,610)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	117	140
Stock-based compensation	353	660
Non-cash interest expense and changes in fair value of warrant liability	142	792
Changes in operating assets and liabilities
Restricted cash	(209)	-
Accounts receivable	407	267
Prepaid expenses, inventory, and other current assets	(337)	(110)
Accounts payable and accrued expenses	(513)	(219)
Deferred revenue and customer deposits	(127)	106

Net cash flows used in operating activities	(3,298)	(3,974)

Cash flows from investing activities
Purchases of property and equipment and intangibles	(8)	-
Purchases of investments	-	(600)
Proceeds from sales and maturities of investments	-	1,250

Net cash flows (used in) provided by investing activities	(8)	650

Cash flows from financing activities
Proceeds from initial public offering	37,433	-
Proceeds from issuance of promissory notes and warrants	-	1,667
Payments on term loan	(100)	(300)
Deferred offering costs related to initial public offering	(833)	(518)

Net cash flows provided by financing activities	36,500	849

Net increase (decrease) in cash and cash equivalents	33,194	(2,475)

Cash and cash equivalents, beginning of period	2,425	8,343

Cash and cash equivalents, end of period	$35,619	$5,868

Supplemental disclosure of cash flow information

Cash paid for interest	$2	$61
Accrued deferred offering costs	462	664
Settlement of 2009 accrued bonus with stock options	-	163
Conversion of preferred stock	72,210	-
Conversion of bridge notes and accrued interest	6,361	-
Conversion of warrant liability	272	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a life sciences company focused on the discovery, development and commercialization of novel diagnostic tests based on biomarkers for high-value market opportunities in healthcare that the Company identifies. The Company is developing and commercializing novel diagnostic tests that the Company’s management believes will provide clinicians with improved information to better detect and characterize disease states. The Company’s current focus is on developing multiple product candidates to address significant unmet needs in cardiovascular and other diseases. The Company’s lead product, the BGM Galectin-3 test for heart failure, is a diagnostic test for measuring galectin-3 levels in blood plasma or serum. The BGM Galectin-3 test received clearance from the U.S. Food and Drug Administration in November 2010. Galectin-3 testing services are currently being offered for use by clinicians in the United States through Laboratory Corporation of America. The manual version of our galectin-3 test obtained CE Mark in the European Union in October 2009 and the Company has begun limited sales and marketing activities in certain countries in Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, BG Medicine N.V., a company organized under the laws of the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company considers events or transactions that occur after the balance sheet date but prior to issuance of the financial statements to provide additional evidence related to certain estimates or to identify matters that require additional disclosure. The financial data and other information disclosed in these notes to the financial statements related to the three-month periods are unaudited. The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year.

On February 3, 2011, the Company completed an initial public offering (IPO) of 5,750,000 shares of common stock at an offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $34,818,000, after deducting underwriting discounts and offering costs. Effective with the close of the IPO, the Company’s outstanding shares of preferred stock were automatically converted into 9,541,931 shares of common stock. In addition, the principal and accrued interest related to all outstanding convertible bridge notes, totaling $6,361,000, were converted into 908,651 shares of common stock. In addition, the warrants to purchase the Company’s Series D preferred stock which were accounted for as liabilities, converted into warrants to purchase the Company’s common stock. The new warrants to purchase the Company’s common stock are now qualified to be classified as equity, which resulted in $272,000 of carrying value related to the Series D preferred stock warrants being reclassified to additional paid-in capital.

Costs directly associated with the IPO, totaling $5,432,000, were recorded as a reduction of the IPO proceeds. These costs consisted of $2,817,000 in underwriting discounts, fees and commissions and $2,615,000 in legal, accounting and printing fees and miscellaneous expenses. At December 31, 2010, $2,229,000 of these costs were deferred.

The Company believes that the proceeds from the IPO together with its existing cash and cash equivalents will be sufficient to meet the Company’s anticipated cash requirements through 2012.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2.	Significant Accounting Policies

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method.

Intangible Assets

Intangible assets with an original cost of $750,000 at March 31, 2011 are comprised of a completed technology that has been obtained under a perpetual license. The asset is being amortized over its economic life, which has been determined to be 10 years. Accumulated amortization totaled $230,000 and $209,000 at March 31, 2011 and December 31, 2010, respectively. Amortization expense for the three months ended March 31, 2011 and 2010 was $21,000 and $21,000, respectively. The amortization expense for the next 5 years is expected to approximate $85,000 annually.

Net Loss Attributable to Common Stockholders Per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method, for convertible securities, if inclusion of these is not antidilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the three months ended March 31:

	00000000000000	00000000000000
	2011	2010
	(in thousands, except share and per share data)
Net loss	$(3,131)	$(5,610)
Accretion of preferred stock	(118)	(253)

Net loss attributable to common stockholders	$(3,249)	$(5,863)

Weighted average number of shares - basic and diluted	12,176,870	2,947,696
Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(1.99)

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	00000000000000	00000000000000
	2011	2010
Options to purchase common stock	2,474,100	2,865,084
Warrants to purchase common stock	1,355,646	1,014,305
Warrants to purchase redeemable convertible preferred stock	-	55,381
Conversion of redeemable convertible preferred stock	-	9,541,931
Conversion of bridge notes and accrued interest	-	238,163

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, cash equivalents, accounts payable, and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

Accounting literature provides a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. These inputs include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	00000000000	00000000000	00000000000	00000000000
Description	Level 1	Level 2	Level 3	Total
March 31, 2011	(in thousands)
Assets:
Cash equivalents	$-	$731	$-	$731
Restricted cash equivalents	-	209	-	209

Liabilities:
Warrant liability	$-	$-	$30	$30

December 31, 2010
Assets:
Cash equivalents	$-	$621	$-	$621

Liabilities:
Warrant liability	$-	$-	$248	$248

The Company’s cash equivalents and restricted cash equivalents consist of money market funds recorded at fair value, which approximates cost. Fair value of the cash equivalents is measured based on quoted prices for similar assets.

The fair value of the common stock warrants was determined using the Black-Scholes option pricing method. The assumptions included in the Black-Scholes model were as follows:

	00000000	00000000	00000000
	Preferred Stock	Common Stock
	December 31, 2010	March 31, 2011	December 31, 2010
Weighted average risk-free interest rate	2.71%	2.47%	2.48%
Expected dividend yield	0%	0%	0%
Weighted-average remaining contractual term	7.2 years	6.0 years	6.3 years
Expected volatility	65%-66%	65%	65%
Fair value of underlying shares of stock	$4.20	$7.71	$7.00

The following table provides a roll-forward for the three months ending March 31, 2011 and 2010 of the fair value of the warrant liability categorized with Level 3 inputs:

	0000000	0000000
	Warrant Liability
	2011	2010
	(in thousands)
Balance - Beginning of period	$248	$471
Increase in fair value - recognized in operations as other expense	54	70
Reclassification of warrant liability to additional paid in capital (Note 1)	(272)	-

Balance - End of period	$30	$541

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The change in fair value of the warrants was primarily due to the passage of time and changes in the fair value of the equity instruments that underlie the warrants.

4.	Bridge Notes

On March 30, 2010, the Company entered into a securities purchase agreement with certain existing stockholders for the sale of up to $6.0 million of bridge notes and warrants to purchase the Company’s common stock. The bridge notes bore interest at 12% annually and were due at any time upon the earliest of (i) demand by holders of 66 2/3% of the aggregate principal amount outstanding under the notes, (ii) the occurrence of a liquidation event, (iii) acceleration due to the occurrence of an event of default, or (iv) March 29, 2011. Upon the completion of the Company’s initial public offering in February 2011, the principal of the Company’s existing bridge notes and accrued interest were converted into 908,651 shares of common stock.

The Company is required to assess whether there is any intrinsic value in the conversion feature at the commitment date. The commitment date was determined to be March 30, 2010. The difference between the effective conversion price and the fair value of the securities into which the debt is convertible at the commitment date results in a contingent beneficial conversion feature. The Company determined that there was no intrinsic value in the conversion feature at the commitment date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial conditions and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, the following discussion and analysis includes forward looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through LabCorp. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, we obtained CE Mark in the European Union for a manual galectin-3 test in October 2009 and have begun limited sales and marketing activities in certain countries in Europe. We have entered into worldwide development and commercialization agreements with Abbott Laboratories, Alere, bioMérieux and Siemens for the inclusion of our galectin-3 test on a variety of automated laboratory instruments and point-of-care instruments. Subject to clearance from the FDA, we expect an automated instrument version of this test to be available for commercial use through one or more of these instrument manufacturers in the first half of 2012.

In March 2011, we entered into a supply agreement with Health Diagnostic Laboratory, Inc. (“HDL”), under which HDL agreed to purchase galectin-3 test kits from us and to offer such galectin-3 testing services as part of the standard menu of lab tests that HDL offers to clinicians in the United States. The galectin-3 testing services offered by HDL will use the manual version of our BGM-Galectin-3 test. This agreement provides clinicians served by HDL with access to galectin-3 testing to complement the range of cardiovascular tests already offered by HDL.

On May 11, 2011, we announced that we completed an important phase in the development of our AMIPredict diagnostic product candidate. AMIPredict is being developed to identify patients with a high risk of suffering heart attack or stroke within the next two to four years. The AMIPredict test is an in vitro diagnostic multivariate index assay that simultaneously measures multiple protein biomarkers in blood. The completed phase of development involved two milestones, the verification of AMIPredict’s performance in a second independent study, and the migration of the test from the original discovery platform to an automated, high-throughput platform. We are currently planning our validation study for AMIPredict in a U.S. based cohort. If we receive successful results in the validation study, we intend to submit a 510(k) premarket notification to the FDA for regulatory clearance of the AMIPredict test later this year.

In the coming years, we expect to devote most of our resources to the development and commercialization of our diagnostic product candidates, as well as the discovery of new biomarkers. Historically, we have generated revenue from our collaborative research and development agreements and biomarker discovery and analysis services agreements, but we do not expect to continue to receive significant revenue from these sources going forward. As we continue our discovery, development and commercialization of diagnostic product candidates, we expect our research and development, sales and marketing, and general and administrative expenses to increase significantly.

During the three months ended March 31, 2011, we incurred a net loss of $3.1 million and used cash in operating activities of $3.3 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2011 and beyond.

In February 2011, we completed our initial public offering of 5,750,000 shares of common stock at $7.00 per share. We received net proceeds from the offering of approximately $34.8 million after deducting underwriter discounts and closing costs. Prior to our initial public offering in February 2011, we funded our operations primarily through private placements of preferred and common stock and debt financing, as well as through revenue generated from collaborative research and development and services agreements with pharmaceutical manufacturers, non-profit organizations and other entities.

Material Factors Affecting Our Results of Operations and Financial Condition

We believe that the factors described in the following paragraphs have had and are expected to continue to have a material effect on our operational results and financial condition.

Revenue

To date, our revenue has been generated primarily through initiatives, collaborations and biomarker discovery and analysis services agreements. These services included the analysis of preclinical or clinical samples to identify biomarkers related to, for example, disease mechanism, drug response or toxicity. In some cases, we have retained rights to the biomarkers identified in the course of these agreements. Our revenue has tended to be concentrated, with arrangements with a limited number of large customers generating a significant percentage of revenue in any given year. During the remainder of 2011 and beyond, we do not expect to generate significant revenue from these collaborative research and development and services agreements. We expect to receive the substantial portion of any future revenue from sales of our diagnostic tests, subject to obtaining regulatory clearance or approval in the United States and other jurisdictions.

We initiated and are leading the HRP initiative for atherothrombotic cardiovascular disease such as heart attack and stroke. This initiative, which we began in 2006, is sponsored by Abbott, AstraZeneca, Merck, Philips and Takeda. To date, we have recognized $25.3 million in revenue from the contributions we received from the HRP initiative participant companies. In the three months ended March 31, 2011, $811,000, or 95%, of our revenues were from the HRP initiative.

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

Cost of Revenue

Our cost of revenue to date consists primarily of research and development expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include both outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses. During the remainder of 2011, cost of revenue is expected to consist of product costs for our galectin-3 test and costs incurred to support the HRP initiative.

Research and Development Expenses

We incur research and development expenses in connection with our internal biomarker discovery and development efforts. Our research and development expenses consist primarily of direct personnel costs, fees for consultants and outside services, laboratory consumables and overhead expenses. We use consultants and outside services to provide expertise or services which we do not have. We anticipate that research and development expenses will increase significantly during the remainder of 2011 and beyond, primarily due to our increased biomarker development efforts related to our product candidates.

Selling, General and Administrative Expenses

Selling expenses consist primarily of personnel-related expenses for employees engaged in market development and commercialization activities for our galectin-3 test. We expect significant increases in our selling and marketing expenses during the remainder of 2011 and beyond as we hire additional personnel, establish our sales force, and conduct marketing activities for the commercialization of our product candidates.

General and administrative expenses consist primarily of personnel-related expenses, occupancy expenses and professional fees, such as legal, auditing and tax service. We expect that our general and administrative expenses will increase significantly as we expand our business operations to accommodate new product offerings and add commercial infrastructure. As a result of our initial public offering in February 2011, we anticipate increases in general and administrative expense relating to operating as a public company. These increases will likely include regulatory, legal, directors’ and officers’ insurance premiums, investor relations services, and accounting and financial reporting expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes during the three months ended March 31, 2011.

Results Of Operations

Comparison of the three months ended March 31, 2011 and 2010

Revenue

Revenue increased by $751,000, to $855,000 in the three months ended March 31, 2011 from $104,000 in the same period in 2010. This increase was primarily due to the execution of an agreement under the HRP initiative realized upon the transfer of data which occurred in the three months ended March 31, 2011. We expect to receive only nominal revenue from the HRP initiative and service agreements in 2011. Further, commercial revenues are not expected to be significant until 2012.

Operating Expenses

Cost of Revenue

Cost of revenue increased by 101%, or $76,000, to $151,000 in the three months ended March 31, 2011 from the same period in 2010. The increase in cost of revenue was primarily attributable to the increase in costs associated with Phase II of the HRP initiative and other service agreements. The cost of revenue as a percentage of revenues in 2011 was significantly less than 2010 because the cost of the data transferred was de minimis.

Research and Development Expenses

Research and development expenses decreased by 28%, or $661,000, to $1,713,000 in the three months ended March 31, 2011 from the same period in 2010. The decrease was primarily due to a reduction in personnel-related costs of $263,000 and decreased activity associated with our internal biomarker discovery and development efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 18%, or $427,000, to $2.0 million in the three months ended March 31, 2011 from the same period in 2010. This decrease was primarily due to decrease in personnel-related costs of $348,000 and non cash compensation costs of $266,000 offset by increases in general and administrative costs associated with becoming a public company including board of director fees, investor relations, director’s and officer’s insurance premiums, and increased legal and audit fees.

Interest Income and Expense

Interest expense and other financing costs decreased by 88%, or $691,000, to $91,000 in the three months ended March 31, 2011 from the same period in 2010. Interest expense and other financing costs in the three months ended March 31, 2010 was comprised of the non-cash expenses arising from the issuance of warrants for the convertible debt and term loans of $707,000, as well as cash interest from the term loans of $61,000. Interest expense is expected to remain lower in 2011 as there is no debt outstanding after the initial public offering in February 2011.

Income Taxes

The provision for income taxes was zero in all periods due to the losses incurred and full valuation allowance recognized on its deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2011, we had $35.6 million of cash and cash equivalents and working capital of $32.3 million. We also had $209,000 of restricted cash and cash equivalents for funding the HRP initiative.

Prior to our initial public offering in February 2011, our primary sources of liquidity were funds generated from our equity financings, which included the sale of shares of our common stock and preferred stock, debt financings, and cash payments from our research and development collaborations and service agreements.

In February 2011, we raised $40.3 million in gross proceeds from the sale of 5,750,000 shares of our common stock in our initial public offering at $7.00 per share. The net proceeds from the offering, after deducting approximately $5.4 million in expenses for underwriters’ discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses, was approximately $34.8 million after deducting underwriter discounts and closing costs.

Net Cash Used

For the three months ended March 31, 2011, we used cash in operating activities of $3.3 million, which reflects the net loss incurred totaling $3.1 million, offset by $167,000 of non-cash charges and changes in working capital balances. Cash flows used in investing activities of $8,000 consisted of purchases of property and equipment. Net cash flows provided by financing activities were $36.5 million, which included net proceeds from the initial public offering, offset by $100,000 from the repayment of our term loan. As a result, we had a net increase in cash for the three months ended March 31, 2011 of $33.2 million.

For the three months ended March 31, 2010, we used cash in operating activities of $4.0 million, which reflects the net loss incurred totaling $5.6 million, offset by $1.6 million of non-cash charges and $44,000 in changes in working capital balances. Cash flows provided by investing activities of $650,000 consisted of net proceeds from the purchase and sale of marketable securities. Net cash flows provided by financing activities were $849,000, which included proceeds from the issuance of convertible promissory notes of $1.7 million offset by $818,000 from the repayment of our term loan and payment of the transaction fees related to the proposed initial public offering. As a result, we had a net decrease in cash for the three months ended March 31, 2010 of $2.5 million.

Funding Requirements

To date, we have generated revenue primarily through the provision of services to third parties in connection with our initiatives, collaborations and biomarker discovery and analysis services agreements. However, as we transition into a commercial organization, we expect to generate revenue from the sale of our products and do not expect to generate significant service-based revenue of this kind in the future under collaborative research and development and services agreements. We have generated only a limited amount of product revenue since our inception and do not expect to generate any significant revenue from the sale of our testing products before the second half of 2011, at the earliest. During the three months ended March 31, 2011, we incurred a net loss totaling $3.1 million and used cash in operating activities totaling $3.3 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2011 and beyond. We expect to use our existing cash to fund operations, including continued research and product development, sales and marketing related to our launch of our first commercial product, capital expenditures, and existing debt service costs. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through 2012. This projection is based on our current operations and planned activities at normal levels and does not assume any cash inflows from partnerships, disposition of additional non-core assets or successful completion of any additional equity or debt financings.

If we are not able to generate significant revenues from sales of our galectin-3 tests by the end of 2012, we will need to raise funds to continue our operations. We may consider any of the following options:

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of product candidates and the cost to commercialize our future products are forward looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s discussion and analysis of financial condition and results of operations- Contractual obligations and commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010, except that we repaid our term loan in full, including accrued interest, in the amount of $101,000 in January 2011.

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

➢	our estimates of future performance, including the commercialization of our galectin-3 test and timing of the launch of our product candidates;

➢	our ability to market, commercialize and achieve market acceptance for our galectin-3 test and any of our product candidates that we are developing or may develop in the future;

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to BG Medicine, Inc. or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on our results of operations or financial position.

We do not have any material foreign currency exposure and do not hedge any foreign currency exposures.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.               RISK FACTORS

There have been no material changes during the three months ended March 31, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the quarter ended March 31, 2011:

1. On February 9, 2011, in connection with the closing of our initial public offering, we issued 3,304 shares of our common stock to one accredited investor upon the automatic net exercise of warrants to purchase shares of our common stock.

2. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, on February 9, 2011, in connection with the completion of our initial public offering, we issued an aggregate of 908,651 shares of our common stock to 14 existing, accredited investors upon the automatic conversion of the unpaid principal amount and the accrued but unpaid interest on certain outstanding bridge notes, as of February 9, 2011, based on the initial public offering price of $7.00 per share. The outstanding bridge notes with an aggregate principal amount of $6.0 million were issued in three $2.0 million tranches in March 2010, September 2010 and November 2010 and carried an interest rate of 12% per year.

These issuances were made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as sales not involving a public offering. No underwriters were involved in the foregoing sales of securities. The recipients of securities in each of the above-referenced transactions represented their intentions to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about us or had, through their relationship with us, adequate access to such information.

(b)          Use of Proceeds

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

Lazard Capital Markets LLC acted as the sole bookrunning manager and Robert W. Baird & Co. Incorporated and Cowen and Company, LLC acted as co-managers for the initial public offering. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $34.8 million. These expenses consisted of direct payments of (i) $2.8 million in underwriting discounts, fees and commissions and (ii) $2.6 million in legal, accounting and printing fees and miscellaneous expenses. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of March 31, 2011, none of the net proceeds of the offering had been used. The net proceeds from the offering have been invested in our operating account and bank time deposits. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

(c)          Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2011.

Item 3.                DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                (REMOVED AND RESERVED)

Item 5.                OTHER INFORMATION

In March 2011, we entered into a supply agreement with Health Diagnostic Laboratory, Inc. (“HDL”), under which HDL agreed to purchase manual galectin-3 test kits from us and to offer such galectin-3 testing services as part of the standard menu of lab tests that HDL offers to clinicians in the United States. Under the agreement, we are entitled to a payment for each manual test kit, or the kit price, purchased by HDL and its affiliates. In the event HDL performs a minimum amount of galectin-3 assays, the agreement requires us to provide written notice to HDL of our intention to enter into any agreement with a third party under which such party would have the right to offer or sell our AMIPredict diagnostic test candidate, and to negotiate with HDL in good faith regarding the terms upon which we might enter into such an agreement with HDL. Under the agreement, we have agreed to provide HDL with certain clinical market development resources, programs and assistance as reasonably requested by HDL and HDL has agreed to perform certain marketing support and market education assistance in support of our manual galectin-3 test. The agreement will terminate on March 15, 2016, but either party may terminate the agreement upon 60-days’ written notice for failure to comply with the terms of the agreement, unless the defaulting party remedies such failure within the 60-day notice period.

Item 6.                EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827
10.1 +	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011	X
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(+)	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: May 12, 2011	By:	/s/ Pieter Muntendam, M.D.
Pieter Muntendam, M.D.
President and Chief Executive Officer
Date: May 12, 2011	By:	/s/ Michael W. Rogers
Michael W. Rogers
Executive Vice President, Chief Financial Officer and Treasurer