Form 10-Q
period 2011-06-30
BG Medicine, Inc.
filed 2011-08-11
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33827

BG MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3506204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Lincoln Street North Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 890-1199

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, the registrant had 19,313,313 shares of common stock outstanding.

BG Medicine, Inc.

Index to Form 10-Q

PART I			Page

	Item 1:	Financial Statements
		Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
		Unaudited Condensed Consolidated Statements of Operations for the Three and Six-Month Periods Ended June 30, 2011 and 2010	4
		Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Six-Month Period Ended June 30, 2011	5
		Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2011 and 2010	6
		Notes to Unaudited Condensed Consolidated Financial Statements	7
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3:	Quantitative and Qualitative Disclosures about Market Risk	18
	Item 4:	Controls and Procedures	18

PART II

	Item 1:	Legal Proceedings	19
	Item 1A:	Risk Factors	19
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3:	Defaults Upon Senior Securities	19
	Item 4:	(Removed and Reserved)	19
	Item 5:	Other Information	19
	Item 6:	Exhibits	20

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$18,398	$2,425
Marketable securities	12,892	—
Restricted cash	673	—
Accounts receivable	76	786
Inventory	234	—
Prepaid expenses and other current assets	870	405

Total current assets	33,143	3,616

Property and equipment, net	361	604
Intangible assets, net	499	541
Deferred offering costs	—	2,229
Deposits and other assets	37	37

Total assets	$34,040	$7,027

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Term loan, current portion	$—	$96
Bridge notes, including accrued interest	—	6,276
Accounts payable	803	1,380
Accrued expenses	2,790	2,822
Deferred revenue and customer deposits	1,510	1,521

Total current liabilities	5,103	12,095

Warrant liability	32	248

Total liabilities	5,135	12,343

Redeemable convertible preferred stock
Series A redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at June 30, 2011 and 16,017,067 shares authorized at December 31, 2010; 15,823,566 shares issued and outstanding at December 31, 2010	—	23,735
Series A-1 redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at June 30, 2011 and 2,475,247 shares authorized at December 31, 2010; 2,475,247 shares issued and outstanding at December 31, 2010	—	5,000
Series C redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at June 30, 2011 and 1,369,863 shares authorized at December 31, 2010; 1,369,863 shares issued and outstanding at December 31, 2010	—	3,694
Series D redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at June 30, 2011 and 6,246,151 shares authorized at December 31, 2010; 6,153,846 shares issued and outstanding at December 31, 2010	—	39,664

Total redeemable convertible preferred stock	—	72,093

Stockholder’s equity (deficit)
Series B convertible preferred stock; $.001 par value; no shares authorized or issued at June 30, 2011 and 2,000,000 shares authorized at December 31, 2010; 1,138,716 shares issued and outstanding at December 31, 2010	—	1,708
Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30, 2011; no shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized at June 30, 2011 and 60,000,000 shares authorized at December 31, 2010; 19,209,768 and 2,994,668 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	19	3
Additional paid-in capital	132,591	16,618
Accumulated deficit	(103,705)	(95,738)

Total stockholders’ equity (deficit)	28,905	(77,409)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$34,040	$7,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)

Revenue	$221	$418	$1,076	$522

Operating Expenses:
Cost of revenue	193	403	344	478
Research and development	2,361	1,541	4,074	3,915
Selling, general and administrative	2,508	2,007	4,495	4,421

Total operating expenses	5,062	3,951	8,913	8,814

Loss from operations	(4,841)	(3,533)	(7,837)	(8,292)
Interest income	24	2	32	3
Interest expense	(16)	(237)	(107)	(1,019)
Other (expense) income	(3)	26	(55)	(44)

Net loss	(4,836)	(3,742)	(7,967)	(9,352)
Accretion of redeemable convertible preferred stock	—	(256)	(118)	(509)

Net loss attributable to common stockholders	$(4,836)	$(3,998)	$(8,085)	$(9,861)

Net loss attributable to common stockholders per share - basic and diluted	$(0.25)	$(1.36)	$(0.52)	$(3.35)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	19,201,544	2,948,118	15,689,207	2,947,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A redeemable convertible preferred stock		Series A-1 redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Series D redeemable convertible preferred stock		Total redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
(in thousands, except share data)
At January 1, 2011	15,823,566	$23,735	2,475,247	$5,000	1,369,863	$3,694	6,153,846	$39,664	$72,093

Net loss	—	—	—	—	—	—	—	—	—
Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	—	—	—	—	—	—	—	—	—
Conversion of bridge notes into common stock upon initial public offering	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(15,823,566)	(23,735)	(2,475,247)	(5,000)	(1,369,863)	(3,744)	(6,153,846)	(39,732)	(72,211)
Conversion of convertible preferred stock into common stock upon initial public offering	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	—	—	50	—	68	118
Reclassification of warrants to equity	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—

At June 30, 2011	—	$—	—	$—	—	$—	—	$—	$—

	Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
At January 1, 2011	1,138,716	$1,708	2,994,668	$3	$16,618	$(95,738)	$(77,409)

Net loss	—	—	—	—	—	(7,967)	(7,967)
Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	—	—	5,750,000	6	34,812	—	34,818
Conversion of bridge notes into common stock upon initial public offering	—	—	908,651	1	6,360	—	6,361
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	—	—	9,222,672	9	72,202	—	72,211
Conversion of convertible preferred stock into common stock upon initial public offering	(1,138,716)	(1,708)	319,259	—	1,708	—	—
Issuance of common stock upon exercise of warrants	—	—	3,304	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	11,214	—	6	—	6
Accretion of redeemable convertible preferred stock	—	—	—	—	(118)	—	(118)
Reclassification of warrants to equity	—	—	—	—	272	—	272
Stock-based compensation	—	—	—	—	731	—	731

At June 30, 2011	—	$—	19,209,768	$19	$132,591	$(103,705)	$28,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(7,967)	$(9,352)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	233	277
Stock-based compensation	731	1,232
Non-cash interest expense and changes in fair value of warrant liability	144	983
Changes in operating assets and liabilities
Restricted cash	(673)	—
Accounts receivable	710	(161)
Prepaid expenses, inventory, and other current assets	(638)	(59)
Accounts payable and accrued expenses	300	(194)
Deferred revenue and customer deposits	(11)	126

Net cash flows used in operating activities	(7,171)	(7,148)

Cash flows from investing activities
Purchases of property and equipment and intangibles	(8)	(9)
Purchases of investments	(12,892)	(600)
Proceeds from sales and maturities of investments	—	2,250

Net cash flows (used in) provided by investing activities	(12,900)	1,641

Cash flows from financing activities
Proceeds from initial public offering	37,433	—
Proceeds from issuance of promissory notes and warrants	—	2,000
Proceeds from the exercise of stock options	6	42
Payments on term loan	(100)	(600)
Costs related to initial public offering	(1,295)	(627)

Net cash flows provided by financing activities	36,044	815

Net increase (decrease) in cash and cash equivalents	15,973	(4,692)
Cash and cash equivalents, beginning of period	2,425	8,343

Cash and cash equivalents, end of period	$18,398	$3,651

Supplemental disclosure of cash flow information

Cash paid for interest	$2	84
Accrued deferred offering costs	—	655
Settlement of 2009 accrued bonus with stock options	—	163
Conversion of preferred stock	73,919	—
Conversion of bridge notes and accrued interest	6,361	—
Conversion of warrant liability	272	—
Deferred rental expense for equipment exchange	60	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a life sciences company focused on the discovery, development and commercialization of novel diagnostic tests based on biomarkers for high-value market opportunities in healthcare that the Company identifies. The Company is developing and commercializing novel diagnostic tests that the Company’s management believes will provide clinicians with improved information to better detect and characterize disease states. The Company’s current focus is on developing multiple product candidates to address significant unmet needs in cardiovascular and other diseases. The Company’s lead product, the BGM Galectin-3 test for heart failure, is a diagnostic test for measuring galectin-3 levels in blood plasma or serum. The BGM Galectin-3 test received clearance from the U.S. Food and Drug Administration in November 2010 and obtained CE Mark in the European Union in October 2009. Galectin-3 testing services are currently being offered for use by clinicians in the United States and in certain countries in Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2011 and results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year.

On February 3, 2011, the Company completed an initial public offering (IPO) of 5,750,000 shares of common stock at an offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $34,818,000, after deducting underwriting discounts and offering costs. Effective with the close of the IPO, the Company’s outstanding shares of preferred stock were automatically converted into 9,541,931 shares of common stock. In addition, the principal and accrued interest related to all outstanding convertible bridge notes, totaling $6,361,000, were converted into 908,651 shares of common stock. In addition, the warrants to purchase the Company’s Series D preferred stock, which were accounted for as liabilities, converted into warrants to purchase the Company’s common stock. The new warrants to purchase the Company’s common stock are now qualified to be classified as equity, which resulted in $272,000 of carrying value related to the Series D preferred stock warrants being reclassified to additional paid-in capital.

Costs directly associated with the IPO, totaling $5,432,000, were recorded as a reduction of the IPO proceeds. These costs consisted of $2,817,000 in underwriting discounts, fees and commissions and $2,615,000 in legal, accounting and printing fees and miscellaneous expenses. At December 31, 2010, $2,229,000 of these costs were deferred.

The Company believes that the proceeds from the IPO together with its existing cash and cash equivalents and marketable securities will be sufficient to meet the Company’s anticipated cash requirements through 2012.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies

Restricted Cash

Restricted cash of approximately $673,000 at June 30, 2011 consisted of cash received under the High Risk Plaque Initiative. This cash is to be used solely to fund the research and development efforts under this strategic relationship.

Marketable Securities

The Company invests any excess cash balances in short-term marketable securities, primarily securities management believes to be high-grade corporate notes and bonds. These investments are classified as available-for-sale. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit until the security is sold or until a decline in fair value is determined to be other than temporary. No unrealized gain or loss was recorded as of June 30, 2011 or December 31, 2010.

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories at June 30, 2011 consisted of the following:

(in thousands)

Raw materials	$61
Finished goods	173

Total inventories	$234

Intangible Assets

Intangible assets with an original cost of $750,000 at June 30, 2011 are comprised of completed technology that has been obtained under a perpetual license. The asset is being amortized over its economic life, which has been determined to be 10 years. Accumulated amortization totaled $251,000 and $209,000 at June 30, 2011 and December 31, 2010, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $42,000 and $42,000, respectively. The amortization expense for the next 5 years is expected to approximate $85,000 annually.

Net Loss Attributable to Common Stockholders Per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method, for convertible securities, if inclusion of these is not antidilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net loss	$(4,836)	$(3,742)	$(7,967)	$(9,352)
Accretion of preferred stock	—	(256)	(118)	(509)

Net loss attributable to common stockholders	$(4,836)	$(3,998)	$(8,085)	$(9,861)

Weighted average number of shares - basic and diluted	19,201,544	2,948,118	15,689,207	2,947,908
Net loss per share attributable to common stockholders - basic and diluted	$(0.25)	$(1.36)	$(0.52)	$(3.35)

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2011 and 2010, the following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	2011	2010
Options to purchase common stock	2,973,793	2,568,590
Warrants to purchase common stock	1,355,646	1,037,385
Warrants to purchase redeemable convertible preferred stock	—	55,381
Conversion of redeemable convertible preferred stock	—	9,541,931
Conversion of bridge notes and accrued interest	—	294,227

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, cash equivalents, restricted cash, marketable securities, accounts payable, and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

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

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

Description	Level 1	Level 2	Level 3	Total
June 30, 2011	(in thousands)
Assets:
Cash equivalents	$5,710	$12,308	$—	$18,018
Restricted cash	—	673	—	673
Marketable securities:
Commercial paper	7,493	—	—	7,493
Corporate bonds	3,900	—	—	3,900
US treasury notes	1,499	—	—	1,499

Liabilities:
Warrant liability	$—	$—	$32	$32

December 31, 2010
Assets:
Cash equivalents	$—	$621	$—	$621

Liabilities:
Warrant liability	$—	$—	$248	$248

The Company’s cash equivalents and restricted cash consist of money market funds recorded at fair value, which approximates cost. Marketable securities consist of commercial paper and other short-term debt instruments. Fair value of the cash equivalents and the marketable securities are measured based on quoted prices for similar assets.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the preferred and common stock warrants was determined using the Black-Scholes option pricing method. The assumptions included in the Black-Scholes model were as follows:

	Preferred Stock	Common Stock
	December 31, 2010	June 30, 2011	December 31, 2010

Weighted average risk-free interest rate	2.71%	1.87%	2.48%
Expected dividend yield	0%	0%	0%
Weighted-average remaining contractual term	7.2 years	5.8 years	6.3 years
Expected volatility	65%-66%	71%	65%
Fair value of underlying shares of stock	$4.20	$7.96	$7.00

The following table provides a roll-forward for the three and six months ending June 30, 2011 and 2010 of the fair value of the warrant liability categorized with Level 3 inputs:

	Warrant Liability
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Balance - Beginning of period	$30	$541	$248	$471
Increase (decrease) in fair value - recognized in operations as other expense (income)	2	(18)	56	52
Reclassification of warrant liability to additional paid in capital (Note 1)	—	—	(272)	—

Balance - End of period	$32	$523	$32	$523

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

You should read the following in conjunction with our condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial conditions and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States and in certain countries in Europe. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, we obtained CE Mark in the European Union for a manual galectin-3 test in October 2009 and have begun limited sales and marketing activities in certain countries in Europe. We have entered into worldwide development and commercialization agreements with Abbott Laboratories, Alere, bioMérieux and Siemens for the inclusion of our galectin-3 test on a variety of automated laboratory instruments and point-of-care instruments. Subject to clearance from the FDA, we expect an automated instrument version of this test to be available for commercial use through one or more of these instrument manufacturers in the first half of 2012.

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

During the three and six months ended June 30, 2011, we incurred net losses of $4.8 million and $8.0 million, respectively. During the six months ended June 30, 2011 we used cash in operating activities of $7.2 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2011 and beyond.

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

We initiated and are leading the HRP initiative for atherothrombotic cardiovascular disease such as heart attack and stroke. This initiative, which we began in 2006, is sponsored by Abbott, AstraZeneca, Merck, Philips and Takeda. To date, we have recognized $25.6 million in revenue from the contributions we received from the HRP initiative participant companies. In the six months ended June 30, 2011, $987,000, or 92%, of our revenues were from the HRP initiative.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes during the three months ended June 30, 2011.

Results Of Operations

Comparison of the three months ended June 30, 2011 and 2010

Revenue

Revenue decreased by 47%, or $197,000, to $221,000 in the three months ended June 30, 2011 from $418,000 in the same period in 2010. This decrease was primarily due to less activity in the HRP initiative and the absence of revenue from other service agreements in the three months ended June 30, 2011. We expect to receive only nominal revenue from the HRP initiative and other service agreements in 2011 and beyond. Further, commercial revenues from sales of our diagnostic products are not expected to be significant before 2012.

Operating Expenses

Cost of Revenue

Cost of revenue decreased by 52%, or $210,000, to $193,000 in the three months ended June 30, 2011 as compared to the same period in 2010. The decrease in cost of revenue was primarily attributable to the decrease in costs associated with Phase II of the HRP initiative and the absence of activity for other service agreements.

Research and Development Expenses

Research and development expenses increased by 53%, or $820,000, to $2.4 million in the three months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily due to an increase in personnel-related costs and activity associated with our internal biomarker discovery and development efforts, primarily related to our galectin-3 automated platform programs and our AMIPredict program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 25%, or $501,000, to $2.5 million in the three months ended June 30, 2011 as compared to the same period in 2010. Marketing expenses increased by $359,000 primarily due to medical education programs associated with our galectin-3 product. General and administrative expenses increased by $142,000 primarily due to expenses related to being a public company.

Interest Income

Interest income increased by $22,000, to $24,000 in the three months ended June 30, 2011. This was due to interest being calculated on larger cash balances and investments received from the Company’s initial public offering in February 2011.

Interest Expense

Interest expense and other financing costs decreased by 91%, or $192,000, to $19,000 in the three months ended June 30, 2011 as compared to the same period in 2010. Interest expense and other financing costs in the three months ended June 30, 2010 were comprised of the non-cash expenses arising from the issuance of warrants for the convertible debt and term loans of $214,000, as well as cash interest from the term loans of $23,000. Interest expense is expected to remain lower in 2011 than in 2010 as no debt has been outstanding since the closing of our initial public offering in February 2011.

Income Taxes

The provision for income taxes was zero in the three months ended June 30, 2011 and 2010 due to the losses incurred and full valuation allowance recognized on its deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Comparison of the six months ended June 30, 2011 and 2010

Revenue

Revenue increased by 106%, or $554,000, to $1.1 million in the six months ended June 30, 2011 from $522,000 in the same period in 2010. This increase was primarily due to the execution of an agreement under the HRP initiative, which resulted in $700,000 of revenue realized upon the transfer of data which occurred in the six months ended June 30, 2011. We expect to receive only nominal revenue from the HRP initiative and other service agreements in 2011 and beyond. Further, commercial revenues from sales of our diagnostic products are not expected to be significant before 2012.

Operating Expenses

Cost of Revenue

Cost of revenue decreased by 28%, or $134,000, to $344,000 in the six months ended June 30, 2011 as compared to the same period in 2010. The decrease in cost of revenue was primarily attributable to the decrease in costs associated with Phase II of the HRP initiative and other service agreements. The cost of revenue as a percentage of revenues in 2011 was significantly less than in 2010 because the cost of the data transferred resulting in $700,000 of revenue was de minimis.

Research and Development Expenses

Research and development expenses increased by 4%, or $159,000, to $4.1 million in the six months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily due to an increase in personnel-related costs and activity associated with our internal biomarker discovery and development efforts primarily related to our galectin-3 automated platform programs and our AMIPredict program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 2%, or $74,000, to $4.5 million in the six months ended June 30, 2011 as compared to the same period in 2010. Marketing expenses decreased by $70,000 primarily due to decreased personnel-related costs. General and administrative expenses increased by $144,000 primarily due to expenses related to being a public company.

Interest Income

Interest income increased by $29,000, to $32,000 in the six months ended June 30, 2011. This was due to interest being calculated on larger cash balances and investments received from the Company’s initial public offering in February 2011.

Interest Expense

Interest expense and other financing costs decreased by 85%, or $901,000, to $162,000 in the six months ended June 30, 2011 as compared to the same period in 2010. Interest expense and other financing costs in the six months ended June 30, 2010 were comprised of the non-cash expenses arising from the issuance of warrants for the convertible debt and term loans of $936,000, as well as cash interest from the term loans of $84,000. Interest expense is expected to remain lower in 2011 than in 2010 as no debt has been outstanding since the closing of our initial public offering in February 2011.

Income Taxes

The provision for income taxes was zero in the six months ended June 30, 2011 and 2010 due to the losses incurred and full valuation allowance recognized on its deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2011, we had $31.3 million of cash and cash equivalents and marketable securities, and working capital of $28.0 million. We also had $673,000 of restricted cash for funding received under the HRP initiative.

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

Net Cash Used

For the six months ended June 30, 2011, we used cash in operating activities of $7.2 million, which reflects the net loss incurred totaling $8.0 million, offset by $796,000 of non-cash charges and changes in working capital balances. Cash flows used in investing activities of $12.9 million consisted primarily of purchases of marketable securities, and to a lesser extent, purchases of property and equipment. Net cash flows provided by financing activities were $36.0 million, which included net proceeds from the initial public offering, offset by $100,000 from the repayment of our term loan. As a result, we had a net increase in cash for the six months ended June 30, 2011 of $16.0 million.

For the six months ended June 30, 2010, we used cash in operating activities of $7.1 million, which reflects the net loss incurred totaling $9.4 million, offset by $2.2 million of non-cash charges and changes in working capital balances. Cash flows provided by investing activities of $1.6 million consisted of net proceeds from the purchase and sale of marketable securities. Net cash flows provided by financing activities were $815,000, which included proceeds from the issuance of convertible promissory notes of $2.0 million offset by $1.2 million from the repayment of our term loan and payment of the transaction fees related to our initial public offering. As a result, we had a net decrease in cash for the six months ended June 30, 2010 of $4.7 million.

Funding Requirements

To date, we have generated revenue primarily through the provision of services to third parties in connection with our initiatives, collaborations and biomarker discovery and analysis services agreements. However, as we transition into a commercial organization, we expect to generate revenue from the sale of our products and do not expect to generate significant service-based revenue of this kind in the future under collaborative research and development and services agreements. We have generated only a limited amount of product revenue since our inception and do not expect to generate any significant revenue from the sale of our testing products before 2012. During the six months ended June 30, 2011, we incurred a net loss totaling $8.0 million and used cash in operating activities totaling $7.2 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2011 and beyond. We expect to use our existing cash to fund operations, including continued research and product development, sales and marketing related to our launch of our first commercial product, capital expenditures, and existing debt service costs. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through 2012. This projection is based on our current operations and planned activities at normal levels and does not assume any cash inflows from partnerships, disposition of additional non-core assets or successful completion of any additional equity or debt financings.

If we are not able to generate significant revenues from sales of our galectin-3 tests by the end of 2012, we will need to raise funds to continue our operations. We may consider any of the following options:

•	partnering opportunities with pharmaceutical or biotechnology companies to pursue the development of our product candidates as companion diagnostic tests to their therapeutic products;

•	license, sublicense, or other sources of financing relating to the development programs of our product candidates and other intellectual property; or

•	sales of equity or debt securities or the incurrence of commercial debt.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of product candidates and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	the rate of progress and cost of our commercialization activities;

•	the success of our research and development efforts;

•	the expenses we incur in marketing and selling our products;

•	the revenue generated by sales of our galectin-3 test and any future products;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010, except that we repaid our term loan in full, including accrued interest, in the amount of $101,000 in January 2011.

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Special Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our estimates of future performance, including the commercialization of our galectin-3 test and timing of the launch of our product candidates;

•	our ability to market, commercialize and achieve market acceptance for our galectin-3 test and any of our product candidates that we are developing or may develop in the future;

•

our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our product candidates;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our product candidates;

•	the potential benefits of our galectin-3 test and our product candidates over current medical practices or other diagnostics;

•	willingness of third-party payors to reimburse for the cost of our tests;

•	estimates of market sizes and anticipated uses of our galectin-3 test and our product candidates;

•	our ability to enter into collaboration agreements with respect to our galectin-3 test and our product candidates and the performance of our collaborative partners under such agreements;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our research and development and commercialization efforts;

•	our ability to successfully obtain sufficient supplies of samples for our biomarker discovery and development efforts; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

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

Our exposure to market risk is limited to our cash and cash equivalents and marketable securities, all of which have maturities of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on our results of operations or financial position.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

Not applicable.

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

As of June 30, 2011, $3.5 million of the net proceeds of the offering had been used. The net proceeds from the offering have been invested in our operating account, bank time deposits, money market funds and short term marketable securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2011.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Filed with this Report

10.1 +	Offer Letter dated June 22, 2011 by and between the Company and Stephen R. Miller	X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101 @	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the six months ended June 30, 2011, and (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	X

(+)	Management contract or compensatory plan or arrangement.
@	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: August 11, 2011	By:	/s/ Pieter Muntendam, M.D.
Pieter Muntendam, M.D.
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Michael W. Rogers
Michael W. Rogers
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)