Form 10-Q/A
period 2011-03-31
BG Medicine, Inc.
filed 2011-10-04
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Original Report”) filed by BG Medicine, Inc. with the Securities and Exchange Commission on May 12, 2011. This Amendment is being filed solely for the purpose of amending Exhibit 10.1 under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827

10.1 +	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011	X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(+)	Confidential treatment has been requested for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.
(*)	Previously filed with our Quarterly Report on Form 10-Q on May 12, 2011 which this Form 10-Q/A amends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: October 4, 2011	By:	/s/ Pieter Muntendam, M.D.
Pieter Muntendam, M.D.
President and Chief Executive Officer

Date: October 4, 2011	By:	/s/ Michael W. Rogers
Michael W. Rogers
Executive Vice President, Chief Financial Officer and Treasurer