Form 10-Q
period 2011-09-30
BG Medicine, Inc.
filed 2011-11-07
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]

Non-accelerated filer [X] (Do not check if a smaller reporting company)		Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]     No [X]

As of October 31, 2011, the registrant had 19,474,295 shares of common stock outstanding.

BG Medicine, Inc.

Index to Form 10-Q

PART I
			Page
	Item 1:	Financial Statements
		Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
		Unaudited Condensed Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2011 and 2010	4
		Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Nine-Month Period Ended September 30, 2011	5
		Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010	6
		Notes to Unaudited Condensed Consolidated Financial Statements	7
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3:	Quantitative and Qualitative Disclosures about Market Risk	18
	Item 4:	Controls and Procedures	18

PART II

	Item 1:	Legal Proceedings	19
	Item 1A:	Risk Factors	19

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3:	Defaults Upon Senior Securities	19
	Item 4:	(Removed and Reserved)	19
	Item 5:	Other Information	19
	Item 6:	Exhibits	20

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$13,101	$2,425
Marketable securities	14,248	-
Restricted cash	631	-
Accounts receivable	88	786
Inventory	330	-
Prepaid expenses and other current assets	779	405

Total current assets	29,177	3,616

Property and equipment, net	348	604
Intangible assets, net	477	541
Deferred offering costs	-	2,229
Deposits and other assets	37	37

Total assets	$30,039	$7,027

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Term loan, current portion	$-	$96
Bridge notes, including accrued interest	-	6,276
Accounts payable	863	1,380
Accrued expenses	2,998	2,822
Deferred revenue and customer deposits	1,442	1,521

Total current liabilities	5,303	12,095

Warrant liability	11	248

Total liabilities	5,314	12,343

Redeemable convertible preferred stock
Series A redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at September 30, 2011 and 16,017,067 shares authorized at December 31, 2010; 15,823,566 shares issued and outstanding at December 31, 2010	-	23,735
Series A-1 redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at September 30, 2011 and 2,475,247 shares authorized at December 31, 2010; 2,475,247 shares issued and outstanding at December 31, 2010	-	5,000
Series C redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at September 30, 2011 and 1,369,863 shares authorized at December 31, 2010; 1,369,863 shares issued and outstanding at December 31, 2010	-	3,694
Series D redeemable convertible preferred stock; $.001 par value; no shares authorized or issued at September 30, 2011 and 6,246,151 shares authorized at December 31, 2010; 6,153,846 shares issued and outstanding at December 31, 2010	-	39,664

Total redeemable convertible preferred stock	-	72,093

Stockholders' equity (deficit)
Series B convertible preferred stock; $.001 par value; no shares authorized or issued at September 30, 2011 and 2,000,000 shares authorized at December 31, 2010; 1,138,716 shares issued and outstanding at December 31, 2010	-	1,708
Preferred stock; $.001 par value; 5,000,000 shares authorized at September 30, 2011; no shares issued and outstanding	-	-
Common stock; $.001 par value; 100,000,000 shares authorized at September 30, 2011 and 60,000,000 shares authorized at December 31, 2010; 19,474,295 and 2,994,668 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	19	3
Additional paid-in capital	133,292	16,618
Accumulated deficit	(108,586)	(95,738)

Total stockholders’ equity (deficit)	24,725	(77,409)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$30,039	$7,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)

Revenue	$179	$98	$1,255	$620

Cost of Revenue and Operating Expenses:
Cost of revenue	84	172	428	650
Research and development	1,936	1,681	6,010	5,596
Selling, general and administrative	3,072	1,803	7,567	6,224

Total cost of revenue and operating expenses	5,092	3,656	14,005	12,470

Loss from operations	(4,913)	(3,558)	(12,750)	(11,850)

Interest income	10	1	25	4
Interest expense	-	(945)	(90)	(1,964)
Other expense	22	15	(33)	(29)

Net loss	(4,881)	(4,487)	(12,848)	(13,839)

Accretion of redeemable convertible preferred stock	-	(260)	(118)	(769)

Net loss attributable to common stockholders	$(4,881)	$(4,747)	$(12,966)	$(14,608)

Net loss attributable to common stockholders per share - basic and diluted	$(0.25)	$(1.59)	$(0.77)	$(4.93)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	19,344,905	2,994,549	16,925,693	2,963,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A redeemable convertible preferred stock		Series A-1 redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Series D redeemable convertible preferred stock		Total redeemable convertible preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	stock
(in thousands, except share data)
At January 1, 2011	15,823,566	$23,735	2,475,247	$5,000	1,369,863	$3,694	6,153,846	$39,664	$72,093

Net loss	-	-	-	-	-	-	-	-	-
Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	-	-	-	-	-	-	-	-	-
Conversion of bridge notes into common stock upon initial public offering	-	-	-	-	-	-	-	-	-
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(15,823,566)	(23,735)	(2,475,247)	(5,000)	(1,369,863)	(3,744)	(6,153,846)	(39,732)	(72,211)
Conversion of convertible preferred stock into common stock upon initial public offering	-	-	-	-	-	-	-	-	-
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	-
Accretion of redeemable convertible preferred stock	-	-	-	-	-	50	-	68	118
Reclassification of warrants to equity	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-

At September 30, 2011	-	$-	-	$-	-	$-	-	$-	$-

	Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
At January 1, 2011	1,138,716	$1,708	2,994,668	$3	$16,618	$(95,738)	$(77,409)

Net loss	-	-	-	-	-	(12,848)	(12,848)
Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	-	-	5,750,000	6	34,812	-	34,818
Conversion of bridge notes into common stock upon initial public offering	-	-	908,651	1	6,360	-	6,361
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	-	-	9,222,672	9	72,202	-	72,211
Conversion of convertible preferred stock into common stock upon initial public offering	(1,138,716)	(1,708)	319,259	-	1,708	-	-
Issuance of common stock upon exercise of warrants	-	-	109,638	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	169,407	-	147	-	147
Accretion of redeemable convertible preferred stock	-	-	-	-	(118)	-	(118)
Reclassification of warrants to equity	-	-	-	-	272	-	272
Stock-based compensation	-	-	-	-	1,291	-	1,291

At September 30, 2011	-	$-	19,474,295	$19	$133,292	$(108,586)	$24,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(12,848)	$(13,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	330	414
Stock-based compensation	1,291	1,738
Non-cash interest expense and changes in fair value of warrant liability	124	1,892
Changes in operating assets and liabilities
Restricted cash	(631)	-
Accounts receivable	698	98
Prepaid expenses, inventory, and other current assets	(649)	84
Accounts payable and accrued expenses	568	80
Deferred revenue and customer deposits	(79)	88

Net cash flows used in operating activities	(11,196)	(9,445)

Cash flows from investing activities
Purchases of property and equipment and intangibles	(65)	(59)
Purchases of investments	(16,048)	(598)
Proceeds from sales and maturities of investments	1,800	2,650

Net cash flows (used in) provided by investing activities	(14,313)	1,993

Cash flows from financing activities
Proceeds from initial public offering	37,433	-
Proceeds from issuance of promissory notes and warrants	-	4,000
Proceeds from exercise of stock options	147	42
Payments on term loan	(100)	(900)
Costs related to initial public offering	(1,295)	(1,178)

Net cash flows provided by financing activities	36,185	1,964

Net increase (decrease) in cash and cash equivalents	10,676	(5,488)

Cash and cash equivalents, beginning of period	2,425	8,343

Cash and cash equivalents, end of period	$13,101	$2,855

Supplemental disclosure of cash flow information

Cash paid for interest	$2	104
Accrued deferred offering costs	-	306
Settlement of 2009 accrued bonus with stock options	-	163
Conversion of preferred stock	73,919	-
Conversion of bridge notes and accrued interest	6,361	-
Conversion of warrant liability	272	-
Deferred rental expense for equipment exchange	55	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a life sciences company focused on the discovery, development, and commercialization of novel, biomarker-based diagnostics for high-value market opportunities in healthcare that the Company identifies. The Company is developing and commercializing novel diagnostic tests that the Company’s management believes will provide clinicians with improved information to better detect and characterize disease states. The Company’s current focus is on developing products to address significant unmet needs in cardiovascular and other diseases. The Company’s lead product, the BGM Galectin-3 test for heart failure, is a diagnostic test for measuring galectin-3 levels in blood plasma or serum. The BGM Galectin-3 test received clearance from the U.S. Food and Drug Administration in November 2010 and obtained CE Mark in the European Union in October 2009. Galectin-3 testing services are currently being offered for use by clinicians in the United States and in certain countries in Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2011 and results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results of the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year.

On February 3, 2011, the Company completed an initial public offering (IPO) of 5,750,000 shares of common stock at an offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $34,818,000, after deducting underwriting discounts and offering costs. Effective upon the closing of the IPO, the Company’s outstanding shares of preferred stock were automatically converted into 9,541,931 shares of common stock. In addition, the principal and accrued interest related to all outstanding convertible bridge notes, totaling $6,361,000, were converted into 908,651 shares of common stock. In addition, the warrants to purchase the Company’s Series D preferred stock, which were accounted for as liabilities, converted into warrants to purchase the Company’s common stock. The new warrants to purchase the Company’s common stock are now qualified to be classified as equity, which resulted in $272,000 of carrying value related to the Series D preferred stock warrants being reclassified to additional paid-in capital.

Costs directly associated with the IPO, totaling $5,432,000, were recorded as a reduction of the IPO proceeds. These costs consisted of $2,817,000 in underwriting discounts, fees and commissions and $2,615,000 in professional fees, printing fees and miscellaneous expenses. At December 31, 2010, $2,229,000 of these costs were deferred.

The Company believes that the proceeds from the IPO together with its existing cash and cash equivalents and marketable securities will be sufficient to meet the Company’s anticipated cash requirements through 2012.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies

Restricted Cash

Restricted cash of approximately $631,000 at September 30, 2011 consisted of cash received under the High Risk Plaque Initiative. This cash is to be used solely to fund the research and development efforts under this strategic initiative.

Marketable Securities

The Company invests any excess cash balances in short-term marketable securities, primarily securities management believes to be high-grade corporate notes and bonds. These investments are classified as available-for-sale. The average remaining maturity of our marketable securities as of September 30, 2011 was two months. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit until the security is sold or until a decline in fair value is determined to be other than temporary. No unrealized gain or loss was recorded as of September 30, 2011 or December 31, 2010.

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories at September 30, 2011 consisted of the following:

(in thousands)	September 30, 2011
Raw materials	$46
Finished goods	284

Total inventories	$330

Intangible Assets

Intangible assets with aggregate costs of $750,000 at September 30, 2011 are comprised of completed technology that has been obtained under a perpetual license. The asset is being amortized over its economic life, which has been determined to be 10 years. Accumulated amortization totaled $273,000 and $209,000 at September 30, 2011 and December 31, 2010, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $63,000 and $63,000, respectively. The amortization expense for the next 5 years is expected to approximate $85,000 annually.

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

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net loss	$(4,881)	$(4,487)	$(12,848)	$(13,839)
Accretion of preferred stock	–	(260)	(118)	(769)

Net loss attributable to common stockholders	$(4,881)	$(4,747)	$(12,966)	$(14,608)

Weighted average number of shares - basic and diluted	19,344,905	2,994,549	16,925,693	2,963,626
Net loss per share attributable to common stockholders - basic and diluted	$(0.25)	$(1.59)	$(0.77)	$(4.93)

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2011 and 2010, the following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	Three and Nine Months Ended September 30,
	2011	2010
Options to purchase common stock	3,202,391	2,442,662
Warrants to purchase common stock	1,249,001	1,175,834
Warrants to purchase redeemable convertible preferred stock	-	55,381
Conversion of redeemable convertible preferred stock	-	9,541,931
Conversion of bridge notes and accrued interest	-	588,689

3.     Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, cash equivalents, restricted cash, marketable securities, accounts payable, and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The fair value of the other financial instruments is addressed below.

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

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

Description	Level 1	Level 2	Level 3	Total
September 30, 2011	(in thousands)

Assets:
Cash equivalents	$11,412	$1,201	$-	$12,613
Restricted cash	631	-	-	631
Marketable securities:
Commercial paper	-	7,698	-	7,698
Corporate bonds	-	5,050	-	5,050
U.S. agency securities	-	1,500	-	1,500

Liabilities:
Warrant liability	$-	$-	$11	$11

December 31, 2010

Assets:
Cash equivalents	$-	$621	$-	$621

Liabilities:
Warrant liability	$-	$-	$248	$248

The Company’s cash equivalents and restricted cash consist of money market funds, commercial paper and other debt securities recorded at fair value, which approximates cost. Marketable securities consist of

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commercial paper and other short-term debt instruments. At September 30, 2011 the Company’s money market funds have been classified as Level 1 because these investments are registered securities that are actively traded. At September 30, 2011 the Company’s debt securities were generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and are considered Level 2 inputs.

The fair value of the preferred and common stock warrants was determined using the Black-Scholes option pricing method. The assumptions included in the Black-Scholes model were as follows:

	Preferred Stock	Common Stock
	December 31, 2010	September 30, 2011	December 31, 2010
Weighted average risk-free interest rate	2.71%	1.08%	2.48%
Expected dividend yield	0%	0%	0%
Weighted-average remaining contractual term	7.2 years	5.5 years	6.3 years
Expected volatility	65%-66%	70%	65%
Fair value of underlying shares of stock	$4.20	$3.55	$7.00

The following table provides a roll-forward for the three and nine months ending September 30, 2011 and 2010 of the fair value of the warrant liability categorized with Level 3 inputs:

	Warrant Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Balance - Beginning of period	$32	$523	$248	$471
Increase (decrease) in fair value-recognized in operations as other expense (income)	(21)	(14)	35	38
Reclassification of warrant liability to additional paid in capital (Note 1)	-	-	(272)	-

Balance - End of period	$11	$509	$11	$509

The change in fair value of the warrants was primarily due to the passage of time and changes in the fair value of the equity instruments that underlie the warrants.

4.      Bridge Notes

On March 30, 2010, the Company entered into a securities purchase agreement with certain then-existing stockholders for the sale of up to $6.0 million of bridge notes and warrants to purchase the Company’s common stock. The bridge notes bore interest at 12% annually and were due at any time upon the earliest of (i) demand by holders of 66 2/3% of the aggregate principal amount outstanding under the notes, (ii) the occurrence of a liquidation event, (iii) acceleration due to the occurrence of an event of default, or (iv) March 29, 2011. Upon the completion of the Company’s initial public offering in February 2011, the principal and accrued interest of the Company’s then-outstanding bridge notes were converted into 908,651 shares of common stock.

5.      Warrants

During the three months and nine months ended September 30, 2011, the Company issued 106,334 shares of common stock upon the net exercise of warrants to purchase 106,645 shares of common stock. At September 30, 2011, there were warrants to purchase 1,249,001 shares of common stock outstanding with a weighted-average exercise price of $0.53 per share.

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

Overview

We are a life sciences company focused on the discovery, development, and commercialization of novel, biomarker-based diagnostics for high-value market opportunities in healthcare that we identify. We believe that our tests will provide clinicians with improved information to better detect and characterize disease states. We are developing products to address significant unmet needs in cardiovascular and other diseases.

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

We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States and in certain countries in Europe. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, we obtained CE Mark in the European Union for the same manual version of the galectin-3 test in October 2009 and have begun limited sales and marketing activities in certain countries in Europe. The success of our business is largely dependent upon our ability to make our products widely available through existing automated systems and to obtain adequate reimbursement for our products. We have entered into worldwide development and commercialization agreements with Abbott Laboratories, Alere, bioMérieux and Siemens for the inclusion of our galectin-3 test on a variety of automated laboratory instruments and point-of-care instruments. Subject to clearance from the FDA, we expect automated instrument versions of this test to be available for commercial use in 2012. With respect to reimbursement of our galectin-3 tests, we have initiated the process to obtain an analyte-specific Current Procedural Terminology, or CPT, Code for measuring galectin-3 in plasma or serum, and based on the American Medical Association’s, or AMA’s, submission process, we expect to be eligible to obtain an analyte-specific CPT Code for galectin-3 testing beginning with the 2013 Clinical Laboratory Fee Schedule.

On May 11, 2011, we announced that we completed an important phase in the development of our AMIPredict diagnostic product candidate. AMIPredict is being developed to identify patients with a high risk of suffering heart attack or stroke within the next two to four years. The AMIPredict test is an in vitro diagnostic multivariate index assay that simultaneously measures multiple protein biomarkers in blood. The completed phase of development involved two milestones, the verification of AMIPredict’s performance in a second independent study, and the migration of the test from the original discovery platform to an automated, high-throughput platform. We are currently planning to conduct our validation study for AMIPredict in the fourth quarter of 2011. If we receive successful results in the validation study, we intend to submit a 510(k) premarket notification to the FDA for regulatory clearance of the AMIPredict test by year end.

In the coming years, we expect to devote most of our resources to the development and commercialization of our diagnostic product candidates, as well as the discovery of new biomarkers. Historically, we have generated revenue from our collaborative research and development agreements and biomarker discovery and analysis services agreements, but we do not expect to continue to receive significant revenue from these sources going forward. However, as we transition into a commercial organization, we expect to generate revenue from the sale of our products. As we continue our discovery, development and commercialization of diagnostic product candidates, we expect our research and development, sales and marketing, and general and administrative expenses to increase significantly.

During the three and nine months ended September 30, 2011, we incurred net losses of $4.9 million and $12.8 million, respectively. During the nine months ended September 30, 2011 we used cash in operating activities of $11.2 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2011 and beyond.

In February 2011, we completed our initial public offering of 5,750,000 shares of common stock at $7.00 per share. We received net proceeds from the offering of approximately $34.8 million after deducting underwriter discounts and closing costs. Prior to our initial public offering in February 2011, we funded our operations primarily through private placements of preferred and common stock and debt financing, as well as through revenue generated from collaborative research and development and services agreements with pharmaceutical manufacturers, non-profit organizations and other entities. We expect to fund operations in the future through a combination of existing cash, sales of our products, private or public equity and debt financings, and payments from collaborators.

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

We initiated and are leading the HRP initiative for atherothrombotic cardiovascular disease such as heart attack and stroke. This initiative, which we began in 2006, is sponsored by Abbott, AstraZeneca, Merck, Philips and Takeda. To date, we have recognized $25.6 million in revenue from the contributions we received from the HRP initiative participant companies. In the nine months ended September 30, 2011, $1.0 million, or 82%, of our revenues were derived from the HRP initiative.

Cost of Revenue and Operating Expenses

We classify our cost of revenue and operating expenses into three categories: cost of revenue, research and development, and selling, general and administrative. Our operating expenses primarily consist of personnel costs, outside services, laboratory consumables and overhead, license fees, royalties on products, development costs, marketing program costs and professional fees. Personnel costs for each category of operating expenses include salaries, bonuses, employee benefit costs and stock-based compensation.

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

Selling, General and Administrative Expenses

Selling expenses consist primarily of personnel-related expenses for employees engaged in market development and commercialization activities for our galectin-3 test. We expect increases in our selling and marketing expenses during the remainder of 2011 and beyond as we hire additional personnel, establish our sales force, and conduct marketing activities for the commercialization of our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those policies during the three months ended September 30, 2011.

Results Of Operations

Comparison of the three months ended September 30, 2011 and 2010

Revenue

Revenue increased by 83%, or $81,000, to $179,000 in the three months ended September 30, 2011 from $98,000 in the same period in 2010. This increase was primarily due to revenue being recognized on the BGM Galectin-3 test in the three months ended September 30, 2011. We expect to receive only nominal revenue from the HRP initiative and other service agreements for the balance of 2011 and beyond. Commercial revenues from sales of our diagnostic products are expected to increase as the automated versions of the galectin-3 test become available for commercial use and as we obtain an analyte-specific CPT Code for galectin-3.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue decreased by 51%, or $88,000, to $84,000 in the three months ended September 30, 2011 as compared to the same period in 2010. The decrease in cost of revenue was primarily attributable to lower levels of activity associated with Phase II of the HRP initiative.

Research and Development Expenses

Research and development expenses increased by 15%, or $255,000, to $1.9 million in the three months ended September 30, 2011 as compared to the same period in 2010. The increase was primarily due to an increase in personnel-related costs and activity associated with our internal biomarker discovery and development efforts, primarily related to our galectin-3 automated platform programs and our AMIPredict program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 70%, or $1.3 million, to $3.1 million in the three months ended September 30, 2011 as compared to the same period in 2010. Marketing expenses increased by $848,000 primarily due to personnel-related costs and medical education programs associated with our galectin-3 product. General and administrative expenses increased by $422,000 primarily due to expenses related to being a public company, including directors’ and officers’ insurance, filing fees, and board of director fees.

Interest Income

Interest income increased by $9,000, to $10,000 in the three months ended September 30, 2011 as compared to the same period in 2010. This was due to interest being earned on larger balances of cash equivalents and investments held for sale purchased with the proceeds of the Company’s initial public offering in February 2011.

Interest Expense

Interest expense and other financing costs decreased by 100%, or $945,000, in the three months ended September 30, 2011 as compared to the same period in 2010. Interest expense and other financing costs in the three months ended September 30, 2010 were comprised of the non-cash expenses arising from the issuance of warrants for the bridge notes and term loans of $925,000, as well as cash interest from the term loans of $20,000. Interest expense is expected to remain lower for the balance of 2011 than in 2010 as no debt has been outstanding since the closing of our initial public offering in February 2011.

Income Taxes

The provision for income taxes was zero in the three months ended September 30, 2011 and 2010 due to the losses incurred and full valuation allowance recognized on the Company’s deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Comparison of the nine months ended September 30, 2011 and 2010

Revenue

Revenue increased by 102%, or $635,000, to $1.3 million in the nine months ended September 30, 2011 from $620,000 in the same period in 2010. This increase was primarily due to the recognition of revenue from a new agreement under the HRP initiative, which resulted in $700,000 of revenue realized upon the transfer of data which occurred in the nine months ended September 30, 2011. We expect to receive only nominal revenue from the HRP initiative and other service agreements for the balance of 2011 and beyond. Commercial revenues from sales of our diagnostic products are expected to increase as the automated versions of the galectin-3 test become available for commercial use and as we obtain an analyte-specific CPT Code for galectin-3.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue decreased by 34%, or $222,000, to $428,000 in the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease in cost of revenue was primarily attributable to lower levels of activity associated with Phase II of the HRP initiative and other service agreements. The cost of revenue as a percentage of revenues in 2011 was significantly less than in 2010 because the cost of the data transferred resulting in $700,000 of revenue was de minimis.

Research and Development Expenses

Research and development expenses increased by 7%, or $414,000, to $6.0 million in the nine months ended September 30, 2011 as compared to the same period in 2010. The increase was primarily due to an increase in personnel-related costs and activity associated with our internal biomarker discovery and development efforts primarily related to our galectin-3 automated platform programs and our AMIPredict program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 22%, or $1.3 million, to $7.6 million in the nine months ended September 30, 2011 as compared to the same period in 2010. Marketing expenses increased by $778,000 primarily due to personnel-related costs and medical education programs associated with our galectin-3 product. General and administrative expenses increased by $565,000 primarily due to expenses related to being a public company, including directors’ and officers’ insurance, filing fees, and board of director fees.

Interest Income

Interest income increased by $21,000, to $25,000 in the nine months ended September 30, 2011 as compared to the same period in 2010. This was due to interest being earned on larger balances of cash equivalents and investments held for sale purchased with the proceeds of the Company’s initial public offering in February 2011.

Interest Expense

Interest expense and other financing costs decreased by 95%, or $1.9 million, to $90,000 in the nine months ended September 30, 2011 as compared to the same period in 2010. Interest expense and other financing costs in the nine months ended September 30, 2010 were comprised of the non-cash expenses arising from the issuance of warrants for the bridge notes and term loans of $1.8 million, as well as cash interest from the term loans of $104,000. Interest expense is expected to remain lower for the balance of 2011 than in 2010 as no debt has been outstanding since the closing of our initial public offering in February 2011.

Income Taxes

The provision for income taxes was zero in the nine months ended September 30, 2011 and 2010 due to the losses incurred and full valuation allowance recognized on the Company’s deferred tax assets because the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2011, we had $27.3 million of cash and cash equivalents and marketable securities, and working capital of $23.9 million. We also had $631,000 of restricted cash from funding received under the HRP initiative.

Prior to our initial public offering in February 2011, our primary sources of liquidity were funds generated from our sale of shares of our preferred stock, debt financings, and cash receipts from our research and development collaborations and service agreements.

In February 2011, we raised $40.3 million in gross proceeds from the sale of 5,750,000 shares of our common stock in our initial public offering at $7.00 per share. The net proceeds from the offering were approximately $34.8 million after deducting underwriter discounts and closing costs and are being used to support our operating activities.

Net Cash Used

For the nine months ended September 30, 2011, we used cash in operating activities of $11.2 million, which reflects the net loss incurred totaling $12.8 million, offset by $1.6 million of non-cash charges and changes in working capital balances. Cash flows used in investing activities of $14.3 million consisted primarily of purchases of marketable securities, and to a lesser extent, purchases of property and equipment. Net cash flows provided by financing activities were $36.2 million, which included net proceeds from the initial public offering, offset by $100,000 from the repayment of our term loan. As a result, we had a net increase in cash for the nine months ended September 30, 2011 of $10.7 million. However, for the three months ended September 30, 2011, we used $4.0 million of cash to support our operations and would expect the use of cash to continue.

For the nine months ended September 30, 2010, we used cash in operating activities of $9.4 million, which reflects the net loss incurred totaling $13.8 million, offset by $4.4 million of non-cash charges and changes in working capital balances. Cash flows provided by investing activities of $2.0 million consisted of net proceeds from the purchase and sale of marketable securities. Net cash flows provided by financing activities were $2.0 million, which included proceeds from the issuance of convertible promissory notes of $4.0 million offset by $2.1 million from the repayment of our term loan and payment of the transaction fees related to our initial public offering. As a result, we had a net decrease in cash for the nine months ended September 30, 2010 of $5.5 million.

Funding Requirements

To date, we have generated revenue primarily through the provision of services to third parties in connection with our initiatives, collaborations and biomarker discovery and analysis services agreements. However, as we transition into a commercial organization, we expect to generate revenue from the sale of our products and do not expect to generate significant service-based revenue of this kind in the future under collaborative research and development and services agreements. We have generated only a limited amount of product revenue since our inception but expect that revenue from the sale of our testing products will increase as the automated versions of the galectin-3 test become available for commercial use and as we obtain an analyte-specific CPT Code for galectin-3. During the three and nine months ended September 30, 2011, we incurred net losses totaling $4.9 million and $12.8 million, respectively, and used cash in operating activities totaling $4.0 million and $11.2 million, respectively. We expect to continue to incur losses and use cash in operating activities during the remainder of 2011 and beyond. We expect to use our existing cash to fund operations, including continued research and product development, sales and marketing related to our launch of our first commercial product, capital expenditures, and existing debt service costs. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements through 2012. This belief is based on our current operations and planned activities at normal levels and does not assume any cash inflows from partnerships, disposition of additional non-core assets or successful completion of any additional equity or debt financings.

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

Such financing, licensing and partnering arrangement may not be available to us on acceptable terms, if at all. If we are unable to obtain financing or enter into licensing or partnering arrangements on acceptable terms at that time, we will be required to implement aggressive cost reduction strategies. The most significant portion of our research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in connection with development and commercial launch of our galectin-3 test. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm our long-term financial condition and results of operations.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010, except that we repaid our term loan in full, including accrued interest, in the amount of $101,000 in January 2011.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Special Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

➢	our estimates of future performance, including the commercialization of our galectin-3 test and timing of the launch of our product candidates;

➢	our ability to market, commercialize and achieve market acceptance for our galectin-3 test and any of our product candidates that we are developing or may develop in the future;

➢	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our product candidates;

➢	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our product candidates;

➢	the potential benefits of our galectin-3 test and our product candidates over current medical practices or other diagnostics;

➢	willingness of third-party payors to reimburse for the cost of our tests;

➢	estimates of market sizes and anticipated uses of our galectin-3 test and our product candidates;

➢	our ability to enter into collaboration agreements with respect to our galectin-3 test and our product candidates and the performance of our collaborative partners under such agreements;

➢	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

➢	the expected timing, progress or success of our research and development and commercialization efforts;

➢	our ability to successfully obtain sufficient supplies of samples for our biomarker discovery and development efforts;

➢	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing; and

➢	our ability to obtain additional financing on acceptable terms, if at all.

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

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2011, $7.5 million of the net proceeds of the offering had been used primarily for general working capital purposes, including the commercialization of our BGM Galectin-3 test for heart failure and related sales and marketing expenses incident thereto. The net proceeds from the offering have been invested in our operating account, bank time deposits, money market funds and short term marketable securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2011.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

On November 3, 2011, we entered into a consulting agreement with our Executive Chairman, Stéphane Bancel, the terms of which are consistent with the terms disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011, except that our Compensation Committee later determined to commence payment of Mr. Bancel’s salary as of October 1, 2011 rather than January 1, 2012 due to an increase in his responsibilities earlier than originally anticipated. A copy of the consulting agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	EXHIBITS

  (a) Exhibits

Exhibit Number	Exhibit Description	Filed with this Report
10.1*	Consulting Agreement between the Company and Stéphane Bancel dated November 3, 2011.	X
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101 @	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the nine-month period ended September 30, 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	X

(*)          Management contract or compensatory plan or arrangement.

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

BG MEDICINE, INC.

Date: November 7, 2011	By:	/s/ Pieter Muntendam, M.D.
Pieter Muntendam, M.D.
President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Michael W. Rogers
Michael W. Rogers
Executive Vice President, Chief Financial Officer and Treasurer