Form 10-K
period 2011-12-31
BG Medicine, Inc.
filed 2012-03-30
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $80,584,190.

As of March 30, 2012, the registrant had 19,998,088 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART 1

Item 1.	BUSINESS

Unless otherwise indicated herein, the terms “we”, “our”, “us”, or “the Company” refer to BG Medicine, Inc. and its subsidiary.

Overview

We are a life sciences company focused on the discovery, development and commercialization of novel cardiovascular diagnostics to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. Our first product, the BGM Galectin-3TM test for use in patients with heart failure, received clearance from the United States Food and Drug Administration, or FDA, in late 2010 and is commercially available throughout the United States, and in Europe under a CE Mark. This manual version of our test is being marketed in the United States through a number of regional and national laboratory testing facilities. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test, and we expect that, during 2012, the first two of our partners will file for regulatory clearance of their automated versions of the test in the United States and also begin marketing the automated versions of the test in Europe under a CE Mark. During 2012, we also intend to file a 510(k) to extend the approved labeling indication for the BGM Galectin-3 test to include individuals at risk for developing heart failure, such as patients who have suffered a heart attack, as well as patients suffering from hypertension or diabetes. If we obtain clearance in the United States for this additional indication, we expect that the potential market for our galectin-3 test will increase significantly. In addition, we are evaluating additional indications for the BGM Galectin-3 test, such as preeclampsia and renal disease risk assessment. We are also developing CardioSCORE, a blood test designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. In December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market our CardioSCORE test in the United States. Our validation, or registration, study demonstrated that CardioSCORE has the potential to offer a significant improvement over conventional risk factor-based diagnostics to measure heart attack and stroke risk. We believe that our diagnostic tests will provide clinicians with improved information to better detect and characterize disease states. We believe that this information may enable physicians to achieve better patient outcomes and contain healthcare costs through, for example, earlier diagnosis, segmentation based on underlying disease processes, more accurate prognosis, more personalized treatment selection or monitoring of disease based on disease activity. We focus on blood-based tests due to the ease and low cost of access to evaluable samples for testing and the opportunity for repeat sampling to monitor changes in a patient’s medical condition.

We have developed our initial product candidates to address significant unmet needs in cardiovascular disease. Our first commercialized product, the BGM Galectin-3 test for heart failure, is a novel assay for measuring galectin-3 levels in blood plasma or serum. Galectin-3, a member of the galectin family of proteins, is a biomarker that has been shown to play an important role in heart failure. Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, resulting in its inability to pump blood efficiently to meet the requirements of other body organs. This condition often leads to serious medical complications and is a leading cause of death. According to the American Heart Association, heart failure affects an estimated 5.8 million Americans, with an approximate 670,000 new cases occurring each year, and we believe the prevalence and incidence of heart failure are similar in Europe. In the United States alone, heart failure was expected to cost the healthcare system over an estimated $39 billion in 2010. We have measured galectin-3 in more than twelve studies involving over 8,000 patients with chronic or acute heart failure. In these studies, galectin-3 was found to be a strong independent predictor of mortality or unplanned hospitalization, the primary endpoints of the studies. We believe that the data from these studies indicate that heart failure patients with high levels of galectin-3 have a more progressive form of the disease, which we refer to as galectin-3-dependent heart failure. We believe that our galectin-3 test provides physicians with meaningful information that may lead to more clinically- and cost-effective management of heart failure patients. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure.

Although our manual BGM Galectin-3 test is an important element of our commercialization strategy, we believe that automated instrument versions of our test will be required for us to achieve broad customer acceptance and clinical adoption. In furtherance of our strategy to become a leading provider of high-value diagnostic tests that can be sold through leading diagnostic instrument manufacturers for use as novel assays on their existing automated diagnostic laboratory instruments, we have entered into worldwide development and commercialization agreements with Abbott Laboratories, or Abbott, Alere Inc., or Alere, bioMérieux SA, or bioMérieux, and Siemens Healthcare Diagnostics Inc., or Siemens, for the inclusion of our galectin-3 test on a variety of automated instruments, including point-of-care instruments. We believe that through these four partners we have broad access to all major segments of the immunoassays market: hospitals, private laboratories, reference laboratories and physician office laboratories. We believe that two of these laboratory instrument manufacturers will be in a position to submit a 510(k) premarket notification to the FDA in 2012 in order to obtain regulatory clearance to market automated instrument versions of our galectin-3 test in the United States. Subject to clearance from the FDA, we expect automated instrument versions of this test to be available for commercial use through two or more of these instrument manufacturers during 2013. We believe that it will take less time for laboratory instrument manufacturers to develop and obtain FDA regulatory clearance for an automated version of our galectin-3 test than it took for us to develop and receive FDA regulatory clearance for the manual version of the test, since only the method for performing the test will change. The automated version of the test will be designed in the same way and be indicated for the same use as the manual test, and the manual test will serve as the predicate device for the first automated test under the FDA’s 510(k) clearance requirements. As a result, we expect that the FDA will be able to rely on much of the data and information reviewed, and knowledge gained, during the clearance process for the manual version of our test, thereby reducing the time necessary to receive clearance for the automated version of the test. Notwithstanding these factors, the FDA may not clear the automated version of this test as and when we expect.

We are also developing our galectin-3 test for a second indication to identify individuals at risk for developing heart failure, such as patients who have suffered a heart attack, as well as patients suffering from hypertension or diabetes. We intend to file a 510(k) with the FDA in 2012 for clearance for this additional indication. If we are granted clearance for this additional indication, we plan to market our galectin-3 test initially as a screening test for individuals at high risk for heart failure, such as those with hypertension, diabetes, a prior heart attack, or a family history of heart failure. If cleared for this indication, we expect that the potential market for the BGM Galectin-3 test will increase significantly.

Our lead product candidate in development is CardioSCORE, previously known as AMIPredict ™, which is a multi-analyte biomarker-based blood test for atherothrombotic cardiovascular disease, commonly known as vulnerable plaque. This test is designed to identify patients with a high risk of suffering a near-term, significant cardiovascular event, such as heart attack or stroke. In December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market our CardioSCORE test in the United States. In February 2012, we received a letter from the FDA regarding our 510(k) notification that requested additional information, including information regarding our clinical validation study and additional analytical study data. We are undertaking activities to respond to the FDA. Our response to the FDA is due no later than mid-August 2012. Based on anticipated future interactions with the FDA regarding the additional information requested, we expect to be able to better assess whether our goal of obtaining FDA clearance by year-end is achievable. We submitted our 510(k) notification for CardioSCORE following completion of our pivotal validation study, which demonstrated that CardioSCORE has the potential to offer a significant improvement over conventional risk factor-based diagnostics to measure heart attack and stroke risk, such as the Framingham Risk Score. The CardioSCORE test uses currently approved laboratory instrumentation and reagents that are available commercially. CardioSCORE is a proprietary in vitro diagnostic multivariate index assay that measures the levels of seven protein biomarkers in blood, and integrates the results to yield a single numerical score that is related to an individual’s near-term cardiovascular risk.

The validation study for CardioSCORE, termed the BioImage Study, comprised a community-based cohort of 6,600 individuals. The results of the study demonstrated that CardioSCORE testing at baseline significantly predicted high risk of major cardiovascular events in both men and women, independent of other conventional risk factors for cardiovascular disease, such as cholesterol, blood pressure, smoking status, obesity, diabetes and age. We expect that the full results of the BioImage Study will be presented at a major scientific conference in 2012.

Our discovery efforts are focused on leveraging our proprietary technology platform and our initiatives and collaborations to discover new diagnostic tests for clinically and commercially important diseases. In contrast to the prevailing development approach in diagnostics in which companies identify commercial market opportunities for a product following a serendipitous discovery, our platform allows us to initiate a structured process for discovering biomarkers for high-value market opportunities in healthcare that we identify in conjunction with our partners, such as third-party payers. As part of our product development process for internally discovered and licensed biomarkers, we develop and optimize our own first generation assays, conduct clinical development studies utilizing these tests and then seek regulatory clearance or approval if the clinical studies are successful.

As part of our strategy, we plan to continue to use the patient samples and data generated from our existing and any new collaborations and initiatives to successfully advance the development and commercialization of our products. For example, in 2006 we initiated and are leading the HRP (“high-risk plaque”) initiative for atherothrombotic cardiovascular disease, which consists of a series of pre-competitive, multi-party research and development projects with Abbott, AstraZeneca, Merck, Philips and Takeda. As part of the HRP initiative, we have conducted several studies and related activities involving approximately 7,000 Humana members who provided biological specimens to which we have certain rights for our discovery and development projects that we conduct independent of this research initiative. In addition to the HRP initiative, in 2009, we entered into a five-year Cooperative Research and Development Agreement with the National Heart, Lung, and Blood Institute, part of the National Institutes of Health, or NHLBI, and Boston University to conduct certain biomarker discovery studies in the area of metabolic syndrome and atherosclerotic cardiovascular disease using samples and data from the Framingham Heart Study. We were selected for this collaboration through a peer-reviewed process by NHLBI and have certain rights to multivariate markers discovered as part of the joint research.

Our Strategy

Our objective is to become a leader in discovering, developing and commercializing diagnostic tests based on novel biomarkers, with a primary focus on cardiovascular disease. We seek to provide physicians with better information for the diagnosis, prognosis, treatment, and monitoring of disease, which we believe will result in improved patient outcomes and more efficient use of healthcare resources. We plan to use the patient samples and data generated from our initiatives and collaborations to discover and develop new diagnostic tests, including multivariate index assays, for commercially important diseases using our proprietary technology platform. Key elements of our strategy include to:

➢	Use the patient samples and data generated from partnerships with third-party payers and government programs to discover clinically-relevant biomarkers for high-value market opportunities using our proprietary technology platform. Our primary focus is on developing and commercializing high-value biomarkers in the cardiovascular area. However, we believe that our proprietary discovery platform is disease and drug-class agnostic, allowing us to be market focused. We also believe that third-party payers have financial incentives to encourage the market acceptance of diagnostic tests in order to control costs and have the ability to facilitate market penetration of our product candidates. Consequently, we focus on high-value opportunities where the interests of third-party payers are aligned with those of other key stakeholders, such as patients, physicians, laboratory providers and hospitals.

➢	Continue to use the patient samples and data generated from existing and new collaborations to successfully advance the development and commercialization of our product candidates. We intend to continue participating in research collaborations such as those with the Copenhagen Heart Study and the NHLBI, for the Framingham Heart Study. Partnering with these leading studies in the cardiovascular field provides us with unique access to biological samples, and the resulting data sets and medical histories that form the foundation of our biomarker discovery and clinical validation. We also intend to continue establishing collaborations with pharmaceutical companies and leverage these relationships to expand our capabilities and develop new product opportunities.

➢	Obtain regulatory clearance and launch our product candidates. We intend to seek FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, for all of our novel diagnostic tests, including our in vitro diagnostic multivariate index assays, or IVDMIA, tests, prior to their launch for clinical use. We believe that this strategy will significantly simplify the regulatory clearance process for our commercialization partners and pave the way for an expedited launch of each product. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States. In October 2009, we obtained CE Mark for this test in the European Union. In December 2011, we submitted a
510(k) premarket notification to the FDA for our IVDMIA product called CardioSCORE.

➢	Retain primary commercial responsibility for our biomarker tests to drive market penetration, awareness within the medical community and clinical support for our products. We intend to retain primary responsibility for our biomarker tests through our various commercial activities, including the development of new indications, management of intellectual property rights, marketplace education, market development and reimbursement strategies and plans. We plan to build scientific and medical support to drive physician awareness and utilization of our products through additional studies and publications, key opinion leader engagement and assist in the positioning of our tests in patient management guidelines. As part of this effort, we have deployed a small specialty sales force and intend to leverage the resources of our partners to drive demand for our products. While retaining primary commercial responsibility for our tests, we may partner with leading diagnostic laboratory instrument manufacturers and leading laboratory service providers to offer widespread access to our tests.

Our Product Pipeline

The following table describes the status of our product and our product development projects:

Test Name/Disease Area	Description	Stage

Cardiovascular Disease

BGM Galectin-3 Chronic Heart Failure (manual version)	Galectin-3 as an aid in assessing the prognosis of patients with chronic heart failure	Commercialization (United States, since December 2010; and European Union, since October 2009)

CardioSCORE Acute Atherothrombosis	Multivariate index assay to identify adults at high risk of near-term atherothrombotic event (e.g., heart attack or stroke)	510(k) submitted December 2011

BGM Galectin-3 Chronic Heart Failure (automated versions)	Galectin-3 as an aid in assessing the prognosis of patients with chronic heart failure	Expected 510(k) submission in 2012

BGM Galectin-3 Heart Failure Risk Assessment	Galectin-3 to identify patients at elevated risk for heart failure	Expected 510(k) submission in 2012

BGM Galectin-3 Acute Heart Failure	Galectin-3 as an aid in assessing the prognosis of patients with acute heart failure	Expected 510(k) submission in 2013

BGM Galectin-3 Heart Failure Treatment Response	Galectin-3 as an aid in prediction of therapy outcome in patients with heart failure	Development

We have initiated or are planning to initiate the following discovery projects:

Disease Area	Description

Cardiovascular Disease and Metabolic Syndrome	Multiple discovery projects in collaboration with Framingham Heart Study

Preeclampsia	Role of galectin-3 in pregnancy

Our Products and Product Candidates

Creating New Clinical Paradigms in Cardiology

We believe our product discovery and development pipeline addresses several important related unmet needs in cardiovascular medicine and enables several promising new clinical paradigms:

➢	Segmenting Heart Failure. Segmenting patients based on the underlying cause of heart failure to enable more clinically- and cost-effective personalized clinical management of the patient, including selecting therapies for certain patients.

➢	Finding Subclinical Heart Failure. Identifying individuals at elevated risk for heart failure before the manifestation of heart failure signs and symptoms.

➢	Identifying Individuals at High Risk for Heart Attack or Stroke. Testing for biomarkers related to vulnerable plaque disease to identify and treat those at high risk for near-term heart attack or stroke.

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

We have developed and optimized a novel assay, which we call BGM Galectin-3, for measuring galectin-3 levels in blood plasma or serum. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test, and galectin-3 testing services are currently being offered for use by clinicians in the United States through a number of national and regional laboratory testing facilities. This test is indicated for use in conjunction with clinical evaluation as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, we obtained CE Mark in the European Union in October 2009 for the test in ELISA microtiter format, enabling commercialization of the assay in the European Union and other countries that recognize the CE Mark. We have begun limited sales and marketing activities of the assay in certain countries in Europe.

Commercialization

As part of our commercialization strategy for our galectin-3 test, we have transferred our assay to a contract manufacturer based in the United States and have produced multiple production-scale batches of the assay in ELISA microtiter format. In 2010 and 2011, we entered into agreements with LabCorp, Health Diagnostic Laboratory, Inc., and Cleveland Heart Lab Inc., under which these partners offer galectin-3 testing services to clinicians nationwide so that clinicians have convenient regional or national access to our tests. Although our manual BGM Galectin-3 test is an important element of our commercialization strategy, we believe that automated instrument versions of our test will be required for us to achieve broad customer acceptance and clinical adoption. Since November 2009, we have entered into agreements with Abbott, Alere, bioMérieux and Siemens for the inclusion of our galectin-3 test on various automated laboratory instruments, including point-of-care instruments. We have the right to enter into one additional similar agreement with another diagnostic laboratory instrument manufacturer for the inclusion of our galectin-3 test on its automated instruments. We believe that, subject to completion of development of the galectin-3 test on these instruments, two of these laboratory instrument manufacturers will be in position to submit a 510(k) premarket notification to the FDA during 2012 in order to obtain regulatory clearance to market automated instrument versions of our galectin-3 test in the United States. Subject to clearance from the FDA, we expect automated instrument versions of this test to be available for commercial use through two or more of these instrument manufacturers during 2013. We believe that it will take less time for laboratory instrument manufacturers to develop and obtain FDA regulatory clearance for an automated version of our galectin-3 test than it took for us to develop and receive FDA regulatory clearance for the manual version of the test, since only the method for performing the test will change. The automated version of the test will be designed in the same way and be indicated for the same use as the manual test, and the manual test will serve as the predicate device under the FDA’s 510(k) clearance requirements. As a result, we expect that the FDA will be able to rely on much of the data and information reviewed, and knowledge gained, during the clearance process for the manual version of our test, thereby reducing the time necessary to receive clearance for the automated version of the test. Notwithstanding these factors, the FDA may not clear the automated version of this test as and when we expect.

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

According to the American Heart Association, an estimated 5.8 million Americans suffer from heart failure, with an approximate 670,000 new cases occurring each year, and we believe the prevalence and incidence of heart failure are similar in Europe. It is estimated that heart failure is responsible for over 277,000 deaths per year in the United States. Once diagnosed, overall mortality for heart failure is high, with one in five dying within a year of diagnosis. Survival is lower in men than in women, with 59% of men and 45% of women dying within five years of diagnosis. The incidence of heart failure increases with age, with approximately 73% of patients discharged from hospitals in the United States with a diagnosis of heart failure aged 65 years or older. Treating these patients is associated with a high rate of hospitalizations and ambulatory care visits, with an estimated 1.1 million hospitalizations in 2006 and an estimated 3.4 million ambulatory care visits in 2007. Re-hospitalization of these patients is a significant factor in the utilization of healthcare resources. A recent review of Medicare claims data for re-hospitalization showed that patients with a discharge diagnosis of heart failure had a 30-day re-hospitalization rate of 27%, the highest among any group of patients. The estimated direct and indirect cost of heart failure in the United States for 2010 was estimated at $39.2 billion, which is likely understated greatly because it is based on data for heart failure as the primary diagnosis or underlying cause of death.

Assessing the Prognosis of Patients with Heart Failure to Improve Patient Care and Outcomes

Patients with heart failure are commonly classified based on signs and symptoms using the New York Heart Association, or NYHA, functional classification scale based on a patient’s symptoms. The scale ranges from Class I patients-those with no limitation of physical activity and for whom ordinary physical activity does not cause undue fatigue, palpitation or shortness of breath to Class IV patients-those who are unable to carry out any physical activity without discomfort and who have symptoms of cardiac insufficiency at rest. However, the NYHA functional classification scale does not specifically correlate with underlying disease process. We believe that stratifying patients with heart failure on the basis of underlying disease process will enable more individualized treatment and clinical management, leading to improved clinical outcomes and reduced healthcare costs. Galectin-3 dependent heart failure represents a common cause of heart failure development and rapid progression.

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

Clinical Development and Validation of Our Galectin-3 Assay for Patients with Heart Failure

Galectin-3 has been known to play a role in health and disease. Galectin-3 can be found in low concentrations in blood of healthy individuals. In a study that we conducted, involving approximately 1,100 healthy volunteers free from cardiovascular disease, we measured galectin-3 levels to determine a reference range in blood plasma. Analyzing this data, we found a near normal distribution, with minimal effect of age, gender, or presence of concurrent conditions such as diabetes and other variables. The mean blood plasma galectin-3 level was found to be 13.3 ng/mL and the median 12.4 ng/mL. The upper limit of the normal range (90% percentile) was found to be 19.0 ng/mL. To date, we have also measured galectin-3 in over twenty-five studies involving more than 8,800 patients with chronic or acute heart failure. In these studies, galectin-3 was found to be a strong independent predictor of mortality or hospitalization, the primary end-points of these studies, meeting the criteria for statistical significance (p-value <0.05). We believe that the data from these studies supports the premise that galectin-3 may be used to segment and stratify heart failure patients and that patients with galectin-3 dependent heart failure have a more progressive form of the disease associated with increased hospital utilization and premature death.

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

Studies on Use of Galectin-3 in Support of Heart Failure Treatment Decisions

We have initiated studies to further investigate the implications of galectin-3 elevation for efficacy or safety of current medications used by patients with heart failure. We initiated these studies because we believe that patients with galectin-3-dependent heart failure may respond differently to medications than patients with other forms of heart failure. One of these studies is a prospective substudy of the CORONA study (Controlled Rosuvastatin in Multinational Trial in Heart Failure) sponsored by AstraZeneca. The study was designed to investigate whether galectin-3 can be used to identify certain segments of patients with advanced heart failure that derive a clinical benefit from rusovastatin (CRESTOR®) treatment. We have completed a second similar study known as the Val-HeFT study which investigated the effects of valsartan (Diovan®) when added to conventional therapy in the management of patients with heart failure. Both studies corroborate the findings of numerous earlier studies that elevated levels are associated with an increased risk for adverse outcomes. Additionally these studies suggest that the benefit of these two unrelated drug classes are primarily obtained in those with low levels of galectin-3, while no benefit was observed in those with elevated levels. These studies provide additional support for the notion that galectin-3 testing identifies a distinct group of heart failure patients that is different in several respects, including a differential response to common drugs. In May 2011 we met with the FDA to discuss the opportunity to reflect the findings of these studies in our galectin-3 product labeling. The differential response to common drugs is a direct consequence of the galectin-3 mediated disease processes and is likely to affect most drugs commonly used in the treatment of heart failure. Therefore we have decided to focus on expanding the language pertaining to the diseases processes as opposed to seeking additional indications to predict response for a particular drug.

Clinical Utility and Benefits of Galectin-3 Testing for Patients with Heart Failure

Heart failure is a condition caused by a combination of diseases or factors. Only a segment of heart failure patients have elevated levels of galectin-3, suggesting the presence of galectin-3-dependent heart failure. Clinical studies using our galectin-3 assay have demonstrated that patients with elevated galectin-3 levels have worse prognosis in terms of mortality or risk of hospitalization than comparable patients with low or normal levels of galectin-3. Accordingly, we believe that measurement of galectin-3 in patients with heart failure offers clinically useful information and that physicians may use information pertaining to risk of adverse outcomes based on galectin-3 blood plasma or serum levels and other clinical parameters in routine clinical management of patients with heart failure, such as:

➢	Spacing of Patient Visit Intervals. We believe physicians may monitor galectin-3 levels to determine the time interval between patient visits, with greater time between visits for patients exhibiting normal galectin-3 levels and more frequent visits for those patients that have elevated galectin-3 levels.

➢	Assessing the Need for Referral to a Cardiologist or Heart Failure Specialist. The majority of heart failure patients are managed by clinicians other than a heart failure specialist. We believe physicians may use galectin-3 levels as a determinant of which patients are at highest risk for adverse outcomes and therefore should be referred to a cardiologist or possibly a heart failure specialist.

➢	Determining Proper Timing of Hospital Discharge and Appropriate Patient Care Following Discharge. Discharge planning often starts soon after a patient’s admission to the hospital. Elevated galectin-3 levels at admission or discharge are associated with a significant increase in risk of hospital readmission. Measuring galectin-3 in the hospitalized patient enables the hospital to stratify the patient population and tailor the interventions based on the risk for readmission. Improved discharge planning and post discharge support for heart failure patients are considered important steps in reducing costly readmissions following discharge.

➢	Selecting Patients for Disease Management. Several forms of disease management programs are currently used by healthcare providers and payers for heart failure patients. These programs aim to reduce the use of inpatient care through patient and caregiver support. Components of these programs may include building self-management skills, such as daily weighing and knowing when to contact a physician in case of sudden weight increase; telephonic nurse support, such as appointment and medication reminders; periodic telephonic assessment; and promotion of adherence to established guidelines for treatment. We believe that patients with elevated levels of galectin-3 have poor prognosis and therefore are often appropriate candidates for disease management.

➢	Telemonitoring. Remote monitoring technology solutions are increasingly used by clinicians or as part of disease management programs to monitor physical parameters, such as body weight, blood pressure or cardiac measurements, to identify patients at risk for acute decompensation that often require hospitalization, resulting in high cost. We believe that patients exhibiting elevated levels of galectin-3 are at elevated risk of hospitalization and that galectin-3 measurements in conjunction with other clinical parameters and patient history, may be used in selecting patients for telemonitoring services.

➢	Evaluating Advanced Therapeutic Options. An increasing number of advanced therapeutic options are available, such as left ventricular assist devices, CRTs, cardiac netting, stem-cell therapy and cardiac transplantation. Physicians are using many variables to judge the suitability of patients for such heart failure treatments. We believe that galectin-3 testing may offer additional information to assist clinicians in selecting patients for these advanced and expensive therapeutic options.

In addition to potentially guiding clinical management of patients with heart failure, we believe that biomarkers like galectin-3 may one day form the basis for stratified pharmacotherapy where proper drug treatment is selected, among alternative drugs, based on the patient’s level of galectin-3. The results obtained with rosuvastatin (Crestor®) in the CORONA study and valsartan (Diovan®) in the Val-HeFT study illustrate the role galectin-3 may play one day in selection of drug therapy. We intend to partner with companies developing novel heart failure therapies to study whether galectin-3 can be used as a companion diagnostic to these therapies. Additionally, we are conducting additional studies to identify possible differences in treatment outcomes between patients with elevated and low levels of galectin-3 with interventions which we expect to benefit those with elevated levels of galectin-3. The success of these endeavors and the outcomes of these studies will have a significant impact on the market opportunity for our galectin-3 tests.

BGM Galectin-3 for Heart Failure Risk Assessment

Based on the biology of adverse myocardial, or heart muscle, remodeling and consistent with our own observations in heart failure, we expected that elevated levels of galectin-3 will occur in a segment of adults who are asymptomatic at the time of testing but who may proceed to develop heart failure in the future. We expected that elevated levels of galectin-3 in these patients are associated with an elevated risk of heart failure development or cardiovascular death.

To date, three studies for galectin-3 in this supplemental indication have been conducted. The first was our study in collaboration with the TIMI Study Group in Boston, Massachusetts. This case-control study using samples of the TIMI-22 or PROVE IT study involved patients who had suffered acute coronary syndrome with a hospitalization for new or worsening heart failure and matched controls. The results of the study are consistent with our expectations that elevated galectin-3 levels are associated with an increased risk for the development of heart failure in patients following acute coronary syndrome. The second study, the Prevention of Renal and Vascular End-stage Disease (PREVEND) study examined the association between levels of galectin-3 in blood and risk factors for cardiovascular disease and death in nearly 8,000 patients in the general population. Results demonstrated that galectin-3 levels are associated with risk factors for cardiovascular disease. Higher galectin-3 levels were associated with increased mortality rates in the study’s general patient population, underscoring the potential involvement of galectin-3 in cardiovascular disease. The results were featured in a presentation at ESC, “Galectin-3, Cardiovascular Risk Factors and Outcome in the General Population,” presented by Rudolf de Boer, MD, PhD, Associate Professor in Cardiology, University Medical Center Groningen, University of Groningen, The Netherlands.

The most recent study was conducted by the Framingham Heart Study in Framingham, Massachusetts. In this study which included 3,353 individuals examined the association between galectin-3 levels and incident heart failure in the community. The study demonstrated that higher levels of galectin-3 are associated with increased risk of heart failure and all cause morality. Results of this investigation were presented at the American College of Cardiology Annual Scientific Session meeting in March 2012. We expect to submit a 510(k) with the FDA in 2012 seeking clearance for a label extension for the BGM Galectin-3 test for periodic galectin-3 testing to identify individuals with elevated levels of galectin-3 in the general population which puts them at increased risk of heart failure development. If we obtain clearance in the United States for this additional indication, we expect that the potential market for our galectin-3 test will increase significantly.

CardioSCORE for Acute Atherothrombosis (Cause of Heart Attack or Stroke)

Overview

We are developing CardioSCORE, a multivariate biomarker blood-based test to identify patients at risk for atherothrombotic cardiovascular disease, commonly known as vulnerable plaque. CardioSCORE is a proprietary in vitro diagnostic multivariate index assay that measures the levels of seven protein biomarkers in blood, and integrates the results to yield a single numerical score that is related to an individual’s cardiovascular risk. We have designed CardioSCORE to identify patients with a high risk of suffering near-tem significant cardiovascular events, such as a heart attack or stroke. Our development work to date suggests that CardioSCORE could be an improved diagnostic test compared to conventional risk factor-based approaches, such as the Framingham Risk Score. The CardioSCORE test uses currently approved laboratory instrumentation and reagents that are available commercially. Following successful completion of our BioImage validation study in December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market our CardioSCORE test in the United States as an aid in the assessment of near-term risk for major cardiovascular events and death for men 55 years of age or older and women 60 years of age or older. In February 2012, we received a letter from the FDA regarding our 510(k) notification that requested additional information, including information regarding our clinical validation study and additional analytical study data. We are undertaking activities to respond to the FDA. Our response to the FDA is due no later than mid-August 2012. Based on anticipated future interactions with the FDA regarding the additional information requested, we expect to be able to better assess whether our goal of obtaining FDA clearance by year-end is achievable.

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

Discovery and Clinical Development of CardioSCORE

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

Study II — Copenhagen Heart Study (1)

From 2008 to 2009, we conducted a second case-control study involving samples from approximately 750 individuals participating in the Copenhagen Heart Study and the Copenhagen General Population Study. The sample study comprised samples from approximately 250 individuals who suffered a first heart attack within four years of enrolling in the study and approximately 500 matched controls. The results corroborated earlier findings and allowed us to further refine the multivariate assay. This refined multiplex assay also showed favorable performance and met the study’s clinical endpoints with statistical significance. If confirmed in one or more independent larger case cohort studies, we believe the results of such studies may form the basis for a regulatory submission for a new screening test for individuals over a certain age.

Study III — Copenhagen Heart Study (2)

In 2011, we announced results from a verification study involving samples from approximately 947 individuals participating in the Copenhagen Heart Study and the Copenhagen General Population Study. The sample study comprised samples from approximately 315 individuals who suffered a first heart attack within four years of blood collection and approximately 632 matched controls. In this study, CardioSCORE demonstrated similar performance to that demonstrated in the Company’s discovery study. In both studies, CardioSCORE significantly improved the accuracy with which individuals at high risk for suffering a near-term atherothrombotic event were identified above and beyond traditional risk factors such as total cholesterol, HDL cholesterol and hypertension.

Study IV — BioImage Study

The BioImage Study, which we used as our validation, or registration, study in support of our 510(k) for CardioSCORE, comprised a community-based cohort of 6,600 individuals recruited from Illinois and Florida. The results of the BioImage Study demonstrated that CardioSCORE testing at baseline significantly predicted high risk of major cardiovascular events in both men and women during the study’s median 2.5-year follow-up period, independent of other conventional risk factors for cardiovascular disease, such as cholesterol, blood pressure, smoking status, obesity, diabetes and age. In the BioImage Study, of all subjects who experienced a major cardiovascular event within one year, only 28 percent were identified as high risk at baseline using the Framingham Risk Score, a widely-used cardiovascular risk assessment algorithm. Consistent with the primary hypothesis of the validation study, the addition of CardioSCORE testing results to Framingham Risk Score assessment instead identified as high risk 60 percent of all subjects who experienced a major cardiovascular event within one year (p < 0.0001 for increase). Similarly, of all individuals who experienced a major cardiovascular event within two years, the percentage who would have been identified as high risk at baseline increased from 26 percent (Framingham risk assessment alone) to 54 percent (Framingham plus CardioSCORE; p < 0.0001 ). We expect that the full results of the BioImage Study will be presented at a major scientific conference and published in 2012.

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

Under this CRADA with NHLBI and Boston University, we have certain rights to multivariate markers discovered as part of the joint research. In 2009, we successfully completed the pilot phase of this project and in 2011 completed the first case-control study. We are currently conducting the second of three discovery studies. The discovery studies address the following three related topics:

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

We have started to conduct initial verification studies to further investigate interesting and encouraging findings emerging from the discovery program.

Preeclampsia — Markers of Diagnosis and Risk

Preeclampsia is a vascular disorder that can occur after 20 weeks of pregnancy and involves the development in the pregnant woman of hypertension and excess protein in the urine. Left untreated, the condition can lead to significant risk of morbidity and mortality for both the pregnant woman and the fetus. The incidence of preeclampsia in the United States is estimated to be approximately 500,000 cases per year. Early detection and risk stratification are important aspects of the management of preeclampsia.

We have identified a set of clinical blood specimens from pregnant women who developed preeclampsia, and intend to assess the role of galectin-3 in preeclampsia using these specimens in 2012.

Our Discovery and Product Development Process

We rely on internal discovery and in-licensing of technology in our disease fields of interest. We use a multi-phased discovery and development process which is outlined below:

Discovery

Our biomarker discovery phase generally starts with identifying an unmet clinical need and product opportunity. We may involve a pharmaceutical or device manufacturer, payer, or patient advocacy organization in the evaluation of the unmet need and planned discovery. We then develop a target product profile for the new test to guide the discovery and development process and support stage-gate decisions. The target product profile may be reviewed and adapted from time to time.

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

The development process is designed to be consistent with industry standards and practices, and when applicable, is guided by FDA or European Union final or draft guidance documents, and standards and guidance documents published by the Clinical Laboratory Standards Institute and other recognized entities. Although our discovery may have been based on our advanced mass spectrometry platform, for commercialization, we intend to seek, when possible, low cost, generally accepted and widely available means to measure the same analyte, such as common sandwich ELISA assay formats. Our development process includes the development and optimization of an assay and acquisition of suitable specimens and data from appropriate clinical studies for the endpoints to support the targeted claims. As part of this process, we also seek appropriate institutional review board or ethical committee approval.

Finally, we test the clinical samples using the assay and then we analyze the clinical data and prepare the appropriate regulatory submission documents.

Our Collaborations

Our key research, development and commercialization collaborations are summarized below.

Our Agreements with Leading Diagnostic Laboratory Instrument Manufacturers for the Commercialization of Automated Versions of Our Galectin-3 Test

Abbott, Alere, bioMérieux and Siemens

In November 2009, we entered into a strategic collaboration with Abbott Laboratories, to develop and commercialize galectin-3 assay kits and related control kits and calibrators, or Galectin-3 Products, for purposes of this agreement, utilizing our galectin-3 technology and patent rights, for use on Abbott’s Architect® Immunochemistry Diagnostics Platform, or the Abbott Architect, and other Abbott diagnostic instruments. In March 2010, we amended the November 2009 agreement to grant Abbott non-exclusive rights to develop and commercialize a galectin-3 assay for use on its iSTAT point-of-care instruments. In March 2010, we entered into a second of these strategic collaboration agreements with Alere to develop an automated version of our galectin-3 test for use on Alere’s Triage® line of instruments. In May 2010, we entered into a third similar strategic collaboration agreement with bioMérieux to develop an automated version of our galectin-3 test for use on bioMérieux’s VIDAS® line of instruments. In December 2010, we entered into a fourth similar strategic collaboration agreement with Siemens to develop an automated version of our galectin-3 test on Siemens’s systems. We refer to Abbott, Alere, bioMérieux and Siemens as our automated partners.

As part of these collaborations, we entered into a non-exclusive license and distribution agreement with each automated partner, which we refer to as our automated partner agreements, pursuant to which we provided each automated partner and its affiliates with a non-exclusive, worldwide license under our patent rights related to galectin-3 to commercialize Galectin-3 Products for use on each automated partner’s respective automated instrument platform.

Under the automated partner agreements, each automated partner is prohibited from sublicensing its rights to commercialize our Galectin-3 Products and, except for the Galectin-3 Products described above, is prohibited from developing galectin-3 assays covered by our patent rights. We have the right to enter into one additional license of our patent rights related to galectin-3 for the commercialization of Galectin-3 Products during the five year period from the date on which Abbott makes its first commercial sale of Galectin-3 Products, and unlimited additional licenses thereafter. Under the automated partner agreements, each automated partner will pay us a product access fee and a marketing service fee for each Galectin-3 Product it sells. Under certain circumstances, based primarily on market prices for galectin-3 assays, each automated partner will be entitled to product fee reductions to be determined by negotiation, or if the parties fail to agree, by arbitration. Additionally, if the average sales price of the Galectin-3 Products sold by us and our automated partners falls below a certain amount, the automated partners will be entitled to discontinue their sales of the Galectin-3 Products. If the automated partners were to discontinue their sales, the automated partners would have no further rights or obligations to us under the agreements.

Each automated partner is required to use its commercially reasonable efforts to promote, market, sell and distribute the Galectin-3 Products worldwide. We are required to use our commercially reasonable efforts to pursue certain clinical development objectives, perform certain marketing services in the United States and certain foreign countries, and develop and implement a reimbursement strategy for galectin-3 assays in those countries.

Unless terminated earlier, each automated partner agreement will expire on the expiration date of the last-to-expire patent in our patent rights related to galectin-3. In the case of each automated partner agreement, we or our automated partner may terminate the agreement upon 60 days written notice of a material breach of the agreement that is not cured within such 60 days, and, in the case of each automated partner agreement, each automated partner may terminate its agreement with us upon 30-days written notice upon the occurrence of certain events, including if the Galectin-3 Products fail to meet certain product claims, performance requirements or manufacturing requirements, the automated partners becomes aware of possible third party patent infringement of our patent rights relating to galectin-3, the Galectin-3 Products negatively impact other assay or system performance parameters that cannot be resolved, the predicate device does not receive regulatory approval in the United States or galectin-3 is either not accepted by, or a new marker showing superior clinical utility is adopted by, the physician community.

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

Under the terms of the agreement, we have executed certain plans for the development of the licensed biomarkers and are required to establish a scientific advisory board to provide input and guidance on the development plan. As consideration for the licenses, we were required to pay ACS Biomarker an up-front payment and are required to pay milestone payments and royalty prepayments to the extent that we achieve specified development and regulatory milestones. Additionally, we are obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from our galectin-3 tests and any other products that we develop utilizing the licensed intellectual property. As of December 31, 2011, we have paid to ACS Biomarker a total of approximately $1.0 million in up-front, milestone and royalty prepayments.

The agreement has an initial five-year term through May 2012 and automatically renews for additional one year periods unless either party gives not less than 30-days written notice of termination to the other party. Either party may terminate the agreement if the other party fails to perform a material obligation under the agreement, or upon the occurrence of certain bankruptcy events involving the other party. The licenses granted by ACS Biomarker to us will survive any such termination, except that if ACS Biomarker terminates the agreement for our failure to perform any material obligation (including our payment obligations or any obligation under any implementation plan), the exclusive licenses granted to us under the agreement will be converted into non-exclusive licenses.

Humana

In May 2007, we entered into a strategic agreement with Humana Inc., one of the largest health benefits companies in the United States, with more than 11 million medical members, and the second largest provider of Medicare benefits in the United States. Under the terms of the agreement, we and Humana are collaborating with the goal of accelerating the development of blood-based biomarkers and identifying the role of blood-based biomarkers in improving health outcomes and containing healthcare costs through individualized medicine. In furtherance of this goal, we and Humana may conduct biomarker discovery and validation studies among Humana members, for which we will pay Humana. We may also conduct research on the design and testing of methods to promote adoption of individualized medicine among covered populations. The agreement has an initial three-year term and automatically renews for an additional period of 12 months unless either party gives not less than 120 days written notice of termination to the other party. Either party may terminate the agreement upon 60-days written notice if the other party is in material default of any of its material obligations under the agreement.

As part of the HRP initiative, we conducted the BioImage study, which comprised a community-based cohort of 6,600 Humana members. We have used data from the BioImage study to validate our CardioSCORE test and in support of our 510(k) application to the FDA for CardioSCORE. Although we are winding down the HRP Initiative and the BioImage study, we are working with Humana to explore ways to expand our collaboration to include certain activities related to galectin-3 and possibly CardioSCORE.

Laboratory Corporation of America

In May 2010, we entered into a license and supply agreement with LabCorp pursuant to which LabCorp agreed to make the galectin-3 test available to physicians in the United States. Under the terms of the agreement, we granted LabCorp and its affiliates a semi-exclusive worldwide license under our patent rights related to galectin-3 to market, offer for sale and otherwise commercialize galectin-3 testing services using our manual galectin-3 test. The license is semi-exclusive in the United States through the third year following the commercial launch of the manual test, or the semi-exclusive period, after which the license will be non-exclusive. The license is non-exclusive in Canada and the United Arab Emirates for the entire term of the agreement. During the semi-exclusive period, we are prohibited from licensing any of our patent rights related to galectin-3 to perform manual tests to certain restricted licensees, including competitors of LabCorp.

Under our agreement with LabCorp, we sell our manual test kits to LabCorp at agreed upon prices. We have agreed, with limited exceptions, that the kit price to be charged to LabCorp and its affiliates shall be no less favorable than the price charged to any other third party in the United States.

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

The agreement will terminate on the earlier of May 13, 2015 or the end of the semi-exclusive period. LabCorp may terminate the agreement at any time and for any reason upon 120-days written notice and LabCorp may terminate the agreement immediately if we undergo a change of control to a competitor of LabCorp. Either party may terminate the agreement upon 60-days written notice for failure to comply with the terms of the agreement, unless the defaulting party remedies such failure within the 60-day notice period.

Health Diagnostic Laboratory, Inc.

In March 2011, we entered into a supply agreement with Health Diagnostic Laboratory, Inc., or HDL, pursuant to which HDL agreed to purchase manual galectin-3 test kits from us and to offer galectin-3 testing services to physicians in the United States. Under the terms of the agreement, we have also agreed to supply manual galectin-3 test kits to any affiliate of HDL in the United States interested in purchasing manual galectin-3 test kits from us and to treat any such affiliate as HDL for the purposes of the agreement. We are entitled to receive payment of the kit price for each manual test kit purchased by HDL and its affiliates.

In addition, HDL agreed to include our galectin-3 test in the standard menu of lab tests offered by HDL. In the event HDL performs a minimum amount of galectin-3 assays, the agreement requires us to provide written notice to HDL of our intention to enter into any agreement with a third party under which such party would have the right to offer or sell our CardioSCORE diagnostic test. We have also agreed to negotiate with HDL in good faith regarding the terms upon which we might enter into a similar agreement for CardioSCORE with HDL.

Under the terms of the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance, as reasonably requested by HDL, and HDL agreed to train its sales and service representatives and to perform certain sales, marketing and marketing education activities in support of galectin-3 testing services. The agreement is scheduled to expire on March 15, 2016, unless extended by mutual written agreement of the parties. Either party may terminate the agreement upon 60-days prior written notice for failure of the other party to comply with the terms of the agreement, unless the defaulting party remedies such failure within the 60-day notice period.

Cleveland Heart Laboratory

In October 2011, we entered into a pricing agreement with Cleveland Heart Lab, or CHL, to purchase manual galectin-3 test kits from us. CHL will offer our galectin-3 testing services in the standard menu of tests offered by CHL. We are entitled to receive payment of the kit price for each manual test kit purchased by CHL and its affiliates.

Our Initiatives

HRP Initiative

In 2006, we initiated and are leading the HRP initiative for atherothrombotic cardiovascular disease. The HRP initiative consists of a series of pre-competitive, multi-party research and development projects, which are administered and coordinated by us pursuant to participation agreements with Abbott, AstraZeneca, Merck, Philips and Takeda. Since the inception of the HRP initiative, these participating companies have supported the research and development projects by providing approximately $26.6 million in funding. The overall goals of the HRP initiative are to advance the understanding, recognition and management of atherothrombotic cardiovascular disease, to provide a roadmap for the development and registration of screening, diagnostic and therapeutic interventions for high-risk plaque and to promote the use of these interventions by patients, pharmaceutical companies and third-party payers.

The HRP initiative is governed by a joint steering committee, or JSC, which is comprised of designees from the participating companies, and is led by a scientific program board consisting of academic experts in the cardiovascular field, which advises the JSC and assists in the design of the research protocols. The JSC is responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third party licensing and commercialization of data and rights under the HRP initiative. We will own any inventions and data that are conceived in the conduct of the HRP initiative and have agreed to grant each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expires upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated by the parties.

Among other research projects, the HRP initiative has contributed to what we believe are two important advances in the identification of patients at risk for major atherothrombotic events, including data derived from studies that validated our CardioSCORE test and a novel three-dimensional vascular ultrasound technique. The three-dimensional vascular ultrasound technique is being pursued by companies other than BG Medicine. The HRP initiative met the goals we set out to accomplish and we are no longer initiating new research projects in the initiative. We are, however, still in the process of analyzing and reporting scientific findings from prior studies, including the BioImage Study, which was conducted as part of the HRP initiative.

Framingham Heart Study and Boston University

We were selected for this project through a peer reviewed process by NHLBI, part of the National Institutes of Health, to participate in the NHLBI-Framingham Heart Study Biomarkers of Cardiovascular Risk Initiative, also known as the Systems Approach to Biomarker Research in Cardiovascular Disease, or SABRe CVD. The research is being conducted in collaboration with Boston University School of Medicine and School of Public Health, or Boston University.

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

The Framingham Heart Study is a prospective, community-based, family study that began in 1948 among residents of Framingham, Massachusetts, to study the development of cardiovascular disease over time. The Framingham Heart Study has previously provided insights that have led to new clinical paradigms related to, among others, hypertension, lipid disorders, obesity and smoking. The findings of the Framingham Heart Study have been published in over 2,000 scientific articles. This cooperative research program commenced in the second quarter of 2009 and we have successfully completed several of the discovery studies on biosamples from the Framingham Heart Study. We continue to conduct limited novel discovery studies on the Framingham Heart Study samples, while we have started to conduct initial verification studies to further investigate interesting and encouraging findings from the discovery experiments. The CRADA contemplates research to be conducted over a five-year period.

In March 2011, we extended our collaboration with the Framingham Heart Study to include a study on the role of galectin-3 in the development of heart failure by investigating if elevated levels of galectin-3 in the Framingham Heart Study cohort are associated with an increased risk for subsequent heart failure development. This research was conducted by the Framingham Heart Study under a Third Party Agreement. The results of the investigation were presented at the Annual Meeting of the American College of Cardiology in Chicago on March 24, 2012.

Intellectual Property

The focus of our work is the discovery, development and commercialization of novel diagnostic tests based on biomarkers. Through our research and development efforts, we have developed expertise in proprietary methods using experimental design, biological sample preparation, high throughput biomolecular analyses exploiting high-performance chromatography, mass spectrometry, immunological techniques, nuclear magnetic resonance spectrometry, analytical chemistry, data normalization, statistical analyses, integration of diverse instrument-generated data sets, specialized bioinformatics methods to interpret data sets, and quality assurance and control. We seek to protect these methods as trade secrets and, in some cases, by filing patent applications.

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

We have a non-exclusive license to practice and commercialize technology covered by one issued U.S. patents that relates to our methods for discovering biomarkers. In addition, as of March 1, 2012, we had three issued U.S. patents and 20 pending patent applications filed either with the U.S. Patent and Trademark Office or under the Patent Cooperation Treaty, or PCT, and foreign counterparts of certain of these patent applications. Where we consider it to be strategic to our business, we file patent applications in other countries or regions including Europe, Canada, Australia and Japan, or we file international applications under the PCT reserving our right to file such applications in countries who are party to the treaty. Of our pending U.S. and PCT patent applications, three applications relate to methods for discovering biomarkers, 15 applications relate to diagnostic products that are related to our biomarker discoveries, and two applications relates to therapeutic methods that are related to our biomarker discoveries. We intend, where appropriate, to file additional patent applications and to in-license additional technology covered by patents or patent applications relating to new methods, discoveries or products. A subset of the intellectual property that we own or license relates to our galectin-3 test for heart failure. This intellectual property includes U.S. Patent No. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and eight corresponding patent applications pending in the U.S. and abroad, as well as issued patents in Europe and Australia, and an allowed patent in Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U,S, Patent No. 8,084,276 is scheduled to expire in September 2024. We own a U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own five patent applications, filed wither with the U.S. Patent and Trademark Office or under the PCT, and foreign counterparts of these patent applications, related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements.

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

Sales and Marketing

We intend to retain worldwide marketing rights to our products and we plan to be primarily responsible for spreading awareness, generating demand, increasing market adoption, working with payers to make reimbursement and coverage determinations and ensuring that our biomarker-based tests realize their market potential. We plan to collaborate with our partners on the promotion of our tests, including the development of commercial plans by our partners, which will be governed by our partnership agreements. For promoting the utility of our tests to clinicians, laboratory decision makers, payers, patients and other stakeholders, we intend to leverage the commercial capabilities of our partners, including diagnostic laboratory instrument manufacturers of automated assays for our tests and laboratory service providers. In the United States, we have developed a small, dedicated team of cardiovascular clinical liaisons that focus on promoting the science and utility of our tests with physicians, laboratories, payers and other stakeholders, which will complement the sales activities of our partners. We are also developing a small, dedicated team of cardiovascular clinical liaisons in Europe to educate key opinion leaders and to promote our tests to other physicians and key stakeholders. We are commencing these efforts in Germany, the United Kingdom and France.

Manufacturing

In 2009, we entered into an exclusive development and manufacturing agreement with Corgenix Medical Corporation, pursuant to which Corgenix will manufacture the BGM Galectin-3 test for distribution in the United States, Europe and elsewhere. Corgenix develops, manufactures, distributes and markets in vitro diagnostic products based on ELISA technology using the microtiter format. Corgenix is the sole manufacturer of our manual BGM Galectin-3 test. As part of our development and commercialization activities, we and Corgenix are required to comply with the FDA’s quality system regulation, or QSR, and other regulations which cover, among other things, the methods and documentation for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA monitors compliance with QSR through periodic inspections.

Competition

We believe that our technology platform, our ability to discover novel, proprietary diagnostic tests that aim to address unmet medical needs and our ability to provide such tests on a non-exclusive basis through established manufacturers and laboratory service providers represent the principal methods in which we intend to compete in the diagnostic industry.

We intend to compete by involving payers, leading scientists and other stakeholders in the selection and execution of our discovery and development projects so that our diagnostic tests may better address unmet medical needs. Access to patient samples and collaboration with leading scientists through our agreement with Humana and our leading role in the HRP initiative are examples of our engagement of these stakeholders. In addition, we are pursuing two distinct paths for commercialization of our diagnostic tests, including sales of manual versions of our diagnostic tests through laboratory service providers, and sales of automated versions of our diagnostic tests through leading diagnostic instrument manufacturers for use on their instruments, which we believe sets us apart from our competitors.

Established diagnostics companies, such as Abbott Diagnostics, Beckman Coulter, Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens offer testing in the cardiovascular space to complement their legacy routine testing businesses. In addition, commercial laboratories with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics, have expanded or acquired testing capabilities to include more specialized cardiovascular testing. Specialized cardiovascular CLIA laboratories such as Atherotech, Berkeley Heart Lab (now part of Quest Diagnostics), Bioreference Lab (Gene Dx), Boston Heart Lab, Cleveland Heart Lab and Liposcience have expanded their presence and menu in the cardiovascular market.

We have identified a number of recent entrants to the field with competing technologies and approaches in cardiovascular diagnostics. Companies that may compete with us in our current areas of focus, namely, cardiovascular disease, immune disorders and central nervous system disorders, include Athena Diagnostics, Atherotech, Berkeley Heart Lab, Bioreference Lab (Gene Dx), Boston Heart Lab, Cleveland Heart Lab, Dako, diaDexus, Liposcience, Myriad Genetics, and XDx.

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

The FDA’s performance goal review time for a 510(k) application is 90 days from the date of receipt, however, in practice, the review often takes significantly longer. In addition, the FDA may require additional information including clinical data in order to make a decision regarding the claims of substantial equivalence. Clinical studies of in vitro diagnostic products are typically designed with the primary objective of obtaining analytical or clinical performance data. If the FDA believes that the device is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter and designate the device as a Class III device, which will require the submission and approval of a PMA before the new device may be marketed. Under certain circumstances, the sponsor may petition the FDA to make a risk-based determination of the new device and reclassify the new device as a Class I or Class II device.

The FDA recently issued several draft guidance documents that, if finalized, may affect the 510(k) review process and standards. We cannot predict which, if any, of the draft guidance will be finalized.

The FDA issued a draft guidance on In Vitro Companion Diagnostic Devices on July 14, 2011 which, if finalized is intended to assist companies developing in vitro companion diagnostics and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined a companion diagnostic as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. This definition is much narrower than the commonly used term “companion diagnostic” which also refers to tests that may be useful, but are not necessarily a determining factor in the safe and effective use of the therapeutic product. If one or more of our tests is necessary for the safe and effective use of a drug, we and the pharmaceutical or biotechnology company which developed the drug may be subject to the finalized guidance.

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

Laboratory Developed Tests

Although the FDA has consistently claimed that it has the regulatory authority to regulate laboratory-developed tests, or LDTs, that are validated by the developing laboratory and has imposed labeling requirements for the results of tests utilizing analyte-specific reagents, it has generally exercised enforcement discretion and has not otherwise regulated most tests performed by laboratories that are certified under the Clinical Laboratory Improvement Act, or CLIA. In recent years, the FDA indicated that it was reviewing the regulatory requirements that will apply to laboratory-developed tests, and in July 2010 held a 2-day meeting to obtain input from stakeholders on how it should apply its authority to implement a reasonable risk-based and effective regulatory framework for LDTs. To date the FDA has not issued additional guidance on this issue.

In September 2007, the FDA published a revised draft guidance document, or the Draft Guidance, that may be relevant to some of the tests we develop. The Draft Guidance describes the FDA’s position regarding potential regulation of IVDMIAs and the revision provided additional examples of the types of tests that would be subject to the Draft Guidance. An IVDMIA is a test system that employs data, derived in part from one or more in vitro assays, and an algorithm that usually, but not necessarily, runs on software, to generate a result that diagnoses a disease or condition or is used in the cure, mitigation, treatment, or prevention of disease. The FDA has recently issued numerous letters to corporations marketing genetic tests, which according to the letters appear to meet the definition of a device as that term is defined in section 201(h) of the Federal Food Drug and Cosmetic Act. We consider the FDA’s recent statements and actions pertaining to other diagnostic tests consistent with our interpretation that the kind of tests we are pursuing are subject to FDA regulation.

In February 2007, the FDA cleared a 510(k) submission for Agendia’s MammaPrint® breast cancer recurrence test as the first IVDMIA cleared since the first version of the Draft Guidance was published. This was a complex test, based on profiling of 70 genes to determine if the patient was likely to develop a metastatic form of the disease in the future. In August 2008, the FDA cleared AlloMap by XDx as an aid in the management of patients following cardiac transplantation, in September 2009, the FDA cleared OVA1 by Vermillion as an aid in the management of a patient with possible ovarian cancer and in September 2011, the FDA cleared Roma by Fujirebio as an aid in the monitoring of patient response to therapy for ovarian cancer. The clearance of these complex tests suggests that the 510(k) process is the likely route for most, if not all, of the diagnostic tests that we are currently developing, and we intend to seek clearance under Section 510(k) for each of our diagnostic tests. Nevertheless, the FDA may require us to submit PMAs for our pipeline product candidates. We intend to conduct early and ongoing dialog with the FDA on each of our pipeline product candidates in order to obtain clarity around the classification and requirements prior to the commencement of larger-scale studies.

CLIA

Laboratories that perform testing on human specimens for the purpose of providing information for diagnosis, prevention or treatment of disease or assessment of health are subject to CLIA. This law imposes quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results. The FDA is responsible for the categorization of commercially marketed in vitro diagnostic, or IVD, tests under CLIA into one of three categories based upon the potential risk to public health in reporting erroneous results. The categories were devised on the basis of the complexity of the test, and include waived tests, tests of moderate complexity, and tests of high complexity. Laboratories performing moderate- or high-complexity testing must meet the CLIA requirements for proficiency testing, patient test management, quality control, quality assurance and personnel.

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

We currently do not intend to offer a testing service for any LDTs, as defined under CLIA.

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

Development

Article 152 of the EC-Treaty requires a high level of human health protection to be ensured in the definition and implementation of all Community policies and activities. Community action, which complements national policies, must be directed towards improving public health, preventing human illness and diseases, and obviating sources of danger to human health. On the basis of article 152(4)(a) of the EC-Treaty, the European Legislator is required to contribute to the achievements of these objectives through adopting measures setting high standards of quality and safety of organs and substances of human origin, blood and blood derivatives. These measures, however, may not prevent any Member State, however, from maintaining or introducing more stringent protective measures.

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

Reimbursement

United States

In the United States, payments for diagnostic tests come from several sources, including third party payers such as insurance companies and health maintenance organizations; government health programs such as Medicare and Medicaid; patients; and, in certain circumstances, hospitals or referring laboratories (who then bill health third-party payers for testing). If we offer our diagnostic tests as a service through a CLIA certified laboratory contracted by us, we would directly or indirectly be responsible for billing and collection of fees for the tests. Otherwise, billing and collection would be the responsibility of the companies that purchase or license our products.

Code Assignment

In the United States, a third-party payer’s decisions regarding coverage and payment are driven, in large part, by the specific Current Procedural Terminology, or CPT, code used to identify a test. The American Medical Association, or AMA, publishes the CPT Code, which is a listing of descriptive terms and identifying codes for reporting medical services and procedures. The purpose of the CPT Code is to provide a uniform language that accurately describes medical, surgical, and diagnostic services and therefore to ensure reliable nationwide communication among healthcare providers, patients, and third-party payers.

A manufacturer of in vitro diagnostic kits or a provider of laboratory services may request establishment of a Category I CPT code for a new product. Assignment of a specific CPT code ensures routine processing and payment for a diagnostic test by both private and government third-party payers. In October 2011, the American Medical Association CPT® Editorial Panel accepted our request to establish a Category 1 code for galectin-3 in the Pathology and laboratory/Chemistry section of CPT. The next step in the CPT code process is establishing the payment level for inclusion in the Clinical Laboratory Fee Schedule to be issued in October 2012. This fee schedule and the galectin-3 specific CPT code would become effective in 2013. In the interim and prior to potentially obtaining an analyte-specific CPT code for galectin-3 testing, galectin-3 testing will be eligible, in accordance with coding requirements, for CPT-coding using established CPT method codes.

The AMA has specific procedures for establishing a new CPT code and, if appropriate, for modifying existing nomenclature to incorporate a new test into an existing code. If the AMA concludes that a new code or modification of nomenclature is unnecessary, the AMA will inform the requestor how to use one or more existing codes to report the test.

While the AMA’s decision is pending, billing and collection may be sought under an existing, non-specific CPT code. A manufacturer or provider may decide not to request assignment of a CPT code and instead use an existing, non-specific code for reimbursement purposes. However, use of such codes may result in more frequent denials and/or requests for supporting clinical documentation from the third-party payer and in lower reimbursement rates, which may vary based on geographical location.

Coverage Decisions

When deciding whether to cover a particular diagnostic test, private and government third-party payers generally consider whether the test is a covered benefit and, if so, whether it is reasonable and necessary for the diagnosis or treatment of illness and injury. Most third-party payers do not cover experimental services. Coverage determinations often are influenced by current standards of practice and clinical data, particular at the local level. The Centers for Medicare & Medicaid Services, or CMS, which is the government agency responsible for overseeing the Medicare program, has the authority to make coverage determinations on a national basis, but most Medicare coverage decisions are made at the local level by contractors that administer the Medicare program in specified geographic areas. Private and government third-party payers have separate processes for making coverage determinations, and private third-party payers may or may not follow Medicare’s coverage decisions. If a third-party payer has a coverage determination in place for a particular diagnostic test, billing for that test must comply with the established policy. Otherwise, the third-party payer makes reimbursement decisions on a case-by-case basis.

Payment

Payment for covered diagnostic tests is determined based on various methodologies, including prospective payment systems and fee schedules. In addition, private third-party payers may negotiate contractual rates with participating providers or set rates as a percentage of the billed charge. Diagnostic tests furnished to Medicare inpatients generally are included in the bundled payment made to the hospital under Medicare’s Inpatient Prospective Payment System. Payment for diagnostic tests furnished to Medicare beneficiaries in most other circumstances is made based on the Clinical Laboratory Fee Schedule, under which a payment amount is assigned to each covered CPT code. The law technically requires fee schedule amounts to be adjusted annually by the percentage increase in the consumer price index, or CPI, for the prior year, but Congress has frozen payment rates in certain years. For the 2012 calendar year the Clinical Laboratory Fee Schedule, or CLFS, was increased across all listed tests by 0.65%. Medicaid programs generally pay for diagnostic tests based on a fee schedule, but reimbursement varies by state.

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

Employees

As of March 30, 2012, we employed 39 full-time employees, of whom 21 had advanced degrees, 23 were engaged in research and development, 9 performed sales and marketing functions and 7 performed general and administrative functions. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

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

Risks Related to Our Business and Strategy

We are an early stage commercial company with a history of losses resulting from our research and development efforts, we expect to incur losses for at least the next several years, and we may never achieve profitability.

We have incurred substantial net losses since our inception in February 2000. For the years ended December 31, 2011, 2010 and 2009, we incurred net losses of $17.6 million, $17.2 million and $16.1 million, respectively. Our accumulated deficit was approximately $113.3 million at December 31, 2011. We expect to continue to incur substantial net losses for at least the next several years, and these losses are likely to increase in the near-term.

Historically, we have generated limited revenue from our biomarker discovery and analysis services agreements. In addition, we are in the process of transitioning into a commercial organization and to date, have generated a limited amount of product revenue. Our first product, the BGM Galectin-3TM test for heart failure, received clearance from the U.S. Food and Drug Administration, or FDA, in late 2010 and is commercially available throughout the United States, and in Europe under a CE Mark. This manual version of our test is being marketed in the United States through several regional and national laboratory testing facilities. As we continue to grow our commercial operations to support the sales and marketing of our galectin-3 test, as well as continue our discovery and development efforts for additional diagnostic test candidates, our expenses are expected to increase. Accordingly, we will need to generate significant revenue to achieve profitability.

Even as we increases our sales for our galectin-3 test, launch automated versions of our galectin-3 test, and launch CardioSCORE, we expect our losses to continue as a result of our increased manufacturing, sales and marketing expenses to support our commercial operations, as well as ongoing research and development expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will decline.

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

We may not be able to successfully commercialize our galectin-3 test or obtain regulatory clearance from the FDA for the automated versions of our galectin-3 test, the second indication for our existing galectin-3 test or CardioSCORE in the timeframes we expect, or at all.

Our first product, the BGM Galectin-3TM test for heart failure, received clearance from the FDA in late 2010 and is commercially available throughout the United States, and in Europe under a CE Mark. This manual version of our test is being marketed in the United States through several regional and national laboratory testing facilities. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test, and we expect that, during 2012, the first two of our partners will file for regulatory clearance in the United States and also begin marketing the automated versions of the test in Europe under a CE Mark. During 2012, we also intend to file a 510(k) to extend the approved labeling indication for the BGM Galectin-3 test to include individuals at risk for developing heart failure. We are also developing CardioSCORE, a blood test designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. In December 2011, we filed a 510(k) with the FDA for pre-market clearance of CardioSCORE. There are a variety of risks and uncertainties that may cause delays in, or prevent us from, successfully commercializing our BGM Galectin-3 test for heart failure, or obtaining regulatory clearance from the FDA for the second indication of our existing galectin-3 test, automated versions of our galectin-3 test or CardioSCORE in the timeframes we expect, or at all. Delays may result from unanticipated problems in product development, an inability to obtain regulatory clearance or approval on a timely basis and other risks described elsewhere in this Annual Report on Form 10-K.

We may never successfully commercialize our diagnostic tests. If we are unable to execute our commercialization strategy, we may be unable to generate sufficient revenue to sustain our business.

We are an early stage commercial company and have engaged in only limited sales and marketing activities for our first product, the BGM Galectin-3 test for heart failure. To date, we have recognized only a limited amount of product revenue. We are in the process of transitioning into a commercial organization, and we have very limited experience to date in conducting commercial activities.

We anticipate that a substantial portion of any future product revenue will come from sales of our galectin-3 test and, if cleared by the FDA, our CardioSCORE diagnostic test. Our first product, the BGM Galectin-3TM test for heart failure, received-clearance from the FDA in late 2010 and is commercially available throughout the United States, and in Europe under a CE Mark. This manual version of our test is being marketed in the United States through several regional and national laboratory testing facilities. Although our manual BGM Galectin-3 test is an important element of our commercialization strategy, we believe that automated instrument versions of our test will be required for us to achieve broad customer acceptance and clinical adoption and, as a result, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test. We expect that, during 2012, the first two of our partners will file for regulatory clearance in the United States and also begin marketing the automated versions of the test in Europe under a CE Mark. Subject to clearance from the FDA, we expect an automated instrument version of this test to be available for commercial use through one or more of these instrument manufacturers during 2013. In December 2011, we filed a 510(k) with the FDA for pre-market clearance of CardioSCORE, a blood test designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke.

Our success in commercializing our galectin-3 test, additional indications for our galectin-3 test, automated versions of our galectin-3 test and, subject to FDA clearance, our CardioSCORE test and any other product candidates that we are able to develop will require that we expand or develop a wide variety of operational functions with which to date we have had little or no experience. We intend to retain worldwide marketing rights to our products, and we will be primarily responsible for spreading awareness, generating demand, increasing market adoption, working with payers to make reimbursement and coverage determinations and ensuring that our biomarker-based tests realize their market potential. To accomplish this, we will need to create a commercial infrastructure that we do not currently have. Sales professionals, including cardiovascular clinical liaisons, with the necessary technical and business qualifications we plan to hire are in high demand, and we may have difficulty hiring or retaining them. The manual version of our test is currently being marketed in the United States through several regional and national laboratory testing facilities. In addition, subject to FDA clearance of the automated versions of our galectin-3 test, we intend to leverage the commercial capabilities of our partners, including diagnostic laboratory instrument manufacturers of automated assays for our tests, such as Abbott, Alere, bioMérieux and Siemens, for promoting the utility of our tests to clinicians, laboratory decision makers, payers, patients and other stakeholders. Moreover, even if we are able to implement this strategy, we will be largely dependent on these third parties for the commercial success of our products. They may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. Our strategy to leverage the expertise, marketing resources and installed base of these potential partners may ultimately fail.

If the marketplace does not accept our galectin-3 test, CardioSCORE or any other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.

Even though we believe our galectin-3 test, CardioSCORE and our other diagnostic product candidates represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for us. As is the case with all novel biomarkers, we must establish markets for our diagnostic tests and build those markets through physician education and awareness programs. Publication in peer review journals of results from studies using our products will be an important consideration in the adoption by physicians of our products. The process of publication in leading medical journals is subject to a peer review process. Peer reviewers may not consider the results of our galectin-3 or CardioSCORE studies sufficiently novel or worthy of publication. Failure to have our studies published in peer review journals may adversely affect adoption of our products.

Under our collaboration agreements with Abbott, Alere, bioMérieux and Siemens for the commercialization of the automated versions of our galectin-3 test, we bear primary responsibility for validating the clinical utility of our galectin-3 test. We are also responsible for promoting the utility of the galectin-3 biomarker, including developing and executing plans to raise awareness of, and create demand for, our galectin-3 test among clinicians and payers, as well as developing and implementing a reimbursement strategy for our galectin-3 test. We expect to bear the same responsibilities for CardioSCORE, subject to FDA clearance. We have little experience in these types of activities. We may be unable to demonstrate that our galectin-3 test provides incremental benefits over currently available heart failure diagnostic tests sufficient to ensure adoption of our test. Our ability to successfully commercialize the diagnostic products that we may develop will depend on numerous factors, including:

➢	whether healthcare providers believe our galectin-3 test, CardioSCORE and any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility;

➢	whether the medical community accepts that our diagnostic products have sufficient sensitivity and specificity to be meaningful in patient care and treatment decisions; and

➢	whether health insurers, government health programs and other third-party payers will cover and pay for our diagnostic tests and the amount they will reimburse.

These factors may present obstacles to commercial acceptance of our diagnostic product candidates. If these obstacles arise, we may need to devote substantial time and money to surmount these obstacles, and we might not be successful. Failure to achieve widespread market acceptance of our diagnostic products would materially harm our business, financial condition and results of operations.

Health insurers and other third-party payers may decide not to cover our diagnostic products or may provide inadequate reimbursement, which could jeopardize our commercial prospects.

In the United States, the regulatory process that allows diagnostic tests to be marketed is independent of any coverage determinations made by third-party payers. For new diagnostic tests, private and government payers decide whether to cover the test, the reimbursement amount for a covered test and the specific conditions for reimbursement. Physicians may order diagnostic tests that are not reimbursed by third-party payers, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product.

Each third-party payer makes its own decision about which tests it will cover and how much it will pay, although many payers will follow the lead of Medicare. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of our products to each payer separately, with no assurance that approval will be obtained. If third-party payers decide not to cover our diagnostic tests or if they offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited. Even if one or more third-party payers decide to reimburse for our tests, a third-party payer may stop or lower payment at any time, which would reduce revenue. We intend to develop a strategy to advocate for desired coverage and payment levels, which will include aligning ourselves with third-party payers to encourage the acceptance of our products. However, we cannot predict whether third-party payers will cover our tests or offer adequate reimbursement. We also cannot predict the timing of such decisions. In addition, physicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

In the United States, the American Medical Association assigns specific CPT codes, which are a medical nomenclature used to report medical procedures and services under public and private health insurance plans. Once the CPT code is established, the CMS establishes reimbursement payment levels and coverage rules for Medicare, and private payers establish rates and coverage rules independently. We have initiated the process to obtain an analyte-specific CPT code for measuring galectin-3 in plasma or serum. In October 2011, the American Medical Association CPT® Editorial Panel accepted our request to establish a Category 1 code for galectin-3 in the Pathology and laboratory/Chemistry section of CPT. The next step in the CPT code process is establishing the payment level for inclusion in the Clinical Laboratory Fee Schedule to be issued in October 2012. This fee schedule and the galectin-3 specific CPT code would become effective in 2013. However, we cannot guarantee that our galectin-3 test will be approved for reimbursement by Medicare or other third-party payers. Additionally, any or all of our diagnostic tests developed in the future may not be approved for reimbursement or may be approved at a level that limits our commercial success.

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

The diagnostics industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we do. Some of these competitors and potential competitors have more experience than we do in the development of diagnostic products, including validation procedures and regulatory matters. In addition, we expect that our diagnostic products, if successfully developed, will compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we do. We are aware of other diagnostic tests under development, which, if successfully developed and commercialized, would compete with our products. Our competitors, some of whom we collaborate with and will rely on to commercialize our products, may include established diagnostics companies, such as Abbott, Beckman Coulter, Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens. We may also compete with national laboratory services providers with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics, and specialized laboratories, such as Genzyme Genetics and Myriad Genetics. Companies that may compete with us in cardiovascular disease, immune disorders and central nervous system disorders include Athena Diagnostics, Atherotech, Berkeley Heart Lab, Bioreference Lab, Boston Heart Lab, Cleveland Heart Lab, Dako, diaDexus, Liposcience, Rules-Based Medicine and XDx. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

We are dependent on third parties for the patient samples that are essential to our biomarker discovery and diagnostics product development plans.

To pursue our biomarker discovery and diagnostics product development program, we will need access, over time, to thousands of patient samples, including blood, blood plasma and serum, urine and other fluids. We do not have direct access to a supply of patient samples. As a result, we have made arrangements with third parties, such as academic medical centers, government programs and payers such as Humana that we believe will give us access to a significant number of patient samples over the coming years. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are “Covered Entities” under HIPAA. Under this law, these parties may have to obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We are not presently a Covered Entity or a Business Associate of a Covered Entity subject to HIPAA; however, we may become a Covered Entity or a Business Associate of a Covered Entity in the future, if we provide clinical laboratory testing services. We may lose access to patient samples provided by such third parties, or have that access limited, because the third parties decrease the number of patient samples they provide, due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting our ability to obtain patient samples and associated information. In certain instances, we owe the party providing the samples for our research programs payments which may be related to the sales of products derived from those research programs. In addition, we may be forced to actively pursue patient samples from other sources for the diagnostic testing indications we pursue, which could be expensive and time consuming. If we fail to secure and maintain an adequate supply of patient samples, or if our existing supply arrangements are terminated or result in access to fewer samples than expected, our ability to pursue our biomarker discovery and development efforts may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party suppliers for some of our laboratory instruments and supplies used in biomarker discovery and development and we will rely on third-party suppliers for the commercialization of our products. If any of these supply arrangements are interrupted or terminated, we may not be able to find adequate replacements on a timely basis or at all.

We rely on mass spectrometry equipment and other advanced instruments from Applied Biosystems and other vendors to generate the vast majority of data for our biomarker discovery and development projects. In addition, we anticipate that we will rely on Abbott, Alere, bioMérieux, Siemens and other vendors to supply us with laboratory immunochemistry instruments and reagents for the development and future commercialization of the BGM Galectin-3 test for heart failure, CardioSCORE and future diagnostic product candidates. If we were to lose any of these suppliers or if our suppliers were to become unwilling or unable to provide these materials in required quantities or on our required timelines, we would be required to identify new suppliers with similar instrumentation, reagents and software capable of supporting our discovery and development efforts based on our proprietary technologies, or possibly modify our discovery and development processes and procedures. If supplies for the BGM Galectin-3 test for heart failure, CardioSCORE or any future diagnostic product candidates are interrupted or terminated, we may need to repeat some or all of our development studies for such products, and we may need to seek a new or amended FDA registration for such products. We may not be able to identify or contract with acceptable replacement sources on a timely basis, on acceptable terms, or at all. If we are able to identify other suppliers, there is no guarantee that we would be able to transfer our technologies to new instruments and equipment or substitute reagents or other materials with comparable results or on a timely basis. We may also become involved in disputes with our third-party suppliers or we may become party to disputes between these suppliers and other parties, which could be expensive and time consuming. Delays or difficulties experienced with these third-party suppliers would have a material adverse effect on our business, financial condition and results of operations.

Our credit facility contains affirmative and negative covenants that impose significant restrictions on our business and financing activities. If we default on our obligations, whether due to events beyond our control or otherwise, the Lenders would have a right to foreclose on substantially all of our assets. A default could materially and adversely affect our operating results and our financial condition.

On February 10, 2012, we entered into a Loan and Security Agreement, or the Loan Agreement, with General Electric Capital Corporation and Comerica Bank, or the Lenders. Pursuant to the Loan Agreement, the Lenders agreed to extend a term loan of $10.0 million to us and, subject to certain conditions, a second term loan of $5.0 million. As security for our obligations under the Loan Agreement, we granted the Lenders a lien in substantially all of our assets, other than our intellectual property, for which we have provided a negative pledge to the Lenders. The Loan Agreement contains several affirmative and negative covenants that impose significant restrictions on our business and operations. Among others, these covenants limit our ability to incur additional indebtedness; grant liens; merge or consolidate with another entity; dispose of our business or certain assets; change our business; make certain investments or declare dividends; engage in certain transactions with affiliates; encumber our intellectual property; or repurchase stock.

Our failure to comply with these covenants may result in the declaration of an event of default that, if not cured or waived, could cause all amounts outstanding under the Loan Agreement to become due and payable immediately and could cause the Lenders to foreclose on the collateral securing the indebtedness, including our cash, cash equivalents and short-term investments. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the Loan Agreement may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We expect to continue to incur substantial net losses for at least the next several years. We believe that our current cash and cash equivalents, combined with the proceeds from our February 2012 term loan of $10.0 million, and assuming funding from the second $5.0 million term loan, will be sufficient to meet our anticipated cash requirements through 2013. If we are not able to draw the second $5.0 million term loan and generate significant revenues from sales of our galectin-3 test and CardioSCORE by the end of 2013, we will need to raise funds to continue our operations. If we incur delays in commercialization of the automated versions of our galectin-3 test or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to this time.

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

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and diagnostic tests that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. We rely on both patents and trade secrets to protect the proprietary aspects of our methods and discoveries. We have a non-exclusive license to practice and commercialize technology covered by one issued U.S. patents that relates to our methods for discovering biomarkers. In addition, as of March 1, 2012, we have three issued U.S. patents and 20 pending patent applications filed either with the U.S. Patent and Trademark Office or under the PCT and foreign counterparts of certain of these patent applications. A subset of the intellectual property that we own or license relates to our galectin-3 test for heart failure. This intellectual property includes U.S. Patent No. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and eight corresponding patent applications pending in the U.S. and abroad, as well as issued patents in Europe and Australia, and an allowed patent in Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U.S. Patent No. 8,084,276 is scheduled to expire in September 2024. We own a U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own five U.S. patent applications filed either with the U.S. Patent and Trademark Office or under the PCT, and foreign counterpart of these patent applications related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection. Several of our owned and licensed patent applications are in an early stage of prosecution, and we cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

The patentability of molecular biomarkers and of test methods and products based on biomarkers is well-established in most countries. However, the issue of any patent, including the patents for which we have applied, depends upon a detailed interpretation of the specific patent claims and prior art, and generally is highly uncertain because of the complex legal and factual considerations it involves. In recent years, patentability issues have been the subject of much litigation. For example, on March 20, 2012, the United States Supreme Court rendered its decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., in which the Court denied patent protection for patent claims covering methods that correlate the concentration of a well-known drug metabolite to the likely harm or ineffectiveness of the drug as a means of determining proper drug dosage. At issue was whether the claimed methods transformed unpatentable laws of nature into patent-eligible applications of those laws of nature. The Court held that the patent claims at issue effectively claim the underlying laws of nature themselves and thus ran afoul of the prohibition on patenting laws of nature, were not patent eligible and therefore, were determined to be invalid. Like other developers of diagnostic products, we are evaluating the Prometheus decision, analyzing how the decision may impact our patents and pending patent applications, and evaluating various patent prosecution strategies. In addition, we are waiting with interest to learn how the lower courts in the United States and the USPTO will apply this decision. The result of the case in the United States, although limited to the patent claims at issue in Prometheus, or other legal developments in the United States or in foreign jurisdictions may preclude or limit the patent protection available for our diagnostic tests and therapeutic methods. The patentability of claims currently pending, the validity and enforceability of issued or to be issued patent claims and the commercial value of our patent rights, therefore, are highly uncertain.

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

Risks Related To the Growth of Our Management Team, Workforce, Manufacturing and Facilities

Our future success depends on our ability to retain our key employees and to attract, retain and motivate qualified personnel.

Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. All of the arrangements with the principal members of our executive and scientific teams may be terminated by us or the employee at any time without notice. The loss of any of these persons’ expertise would be difficult to replace and could have a material adverse effect on our ability to achieve our business goals. In addition, the loss of the services of any member of our senior management or our scientific staff may impede the achievement of our research, development and commercialization objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any. There can be no assurance that we will be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

In pursuing the first path of our commercialization strategy for our BGM Galectin-3 test for heart failure, we are particularly dependent upon HDL, which was responsible for approximately 86% of our galectin-3 sales in the fourth quarter of 2011. Any disruption in HDL’s operations or problems that otherwise adversely affect our business relationship with HDL could result in a delay or interruption of the galectin-3 testing service.

We are pursuing three distinct paths for the commercialization of our diagnostic tests, including sales of manual versions of our tests through laboratory service providers, sales by us through certified clinical laboratories and sales of automated versions of our tests through leading diagnostic instrument manufacturers for use on their instruments. In pursuing the first path of our commercialization strategy for our BGM Galectin-3 test for heart failure, we are particularly dependent upon HDL, which was responsible for approximately 86% of our galectin-3 sales in the fourth quarter of 2011. In March 2011, we entered into a supply agreement with HDL pursuant to which HDL agreed to make our manual galectin-3 test available to physicians in the United States. Under the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance as reasonably requested by HDL, and HDL agreed to perform certain sales, marketing and marketing education activities in support of our galectin-3 test. Accordingly, we may suffer losses as a result of any business interruptions experienced by HDL or if our relationship with HDL is otherwise adversely affected. Any prolonged disruption in HDL’s operations or problem that otherwise undermine our business relationship with HDL could have a significant negative impact on our ability to execute on the first path of our commercialization strategy for galectin-3 in the United States and to increase the sales volume of our galectin-3 test.

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

Risks Related To Regulatory Approval and Other Government Regulations

Although we recently received FDA clearance for our manual BGM Galectin-3 test for heart failure, we may not obtain regulatory clearance for the automated version of this test, the second indication of this test, CardioSCORE or for our other diagnostic product candidates when expected, if at all.

In the United States, we intend to seek FDA clearance or approval for all of our products prior to their launch for clinical use, whether offered as a diagnostic kit or laboratory service. The FDA process can be lengthy and unpredictable. For example, for our first product, the BGM Galectin-3 test for heart failure, we initially submitted a 510(k) premarket notification to the FDA in March 2009. Upon review of our 510(k) application, the FDA determined that our device was not substantially equivalent to the legally marketed device to which we claimed substantial equivalence and therefore denied clearance. The FDA indicated that additional clinical and other data were required in support of our filing, and we re-submitted a 510(k) application in December 2009 with additional data. In February 2010, we received a letter from the FDA regarding our 510(k) application that requested additional clinical and statistical information to support our application and, after further contact with the FDA; we submitted our formal response to the FDA letter in August 2010. We received 510(k) clearance from the FDA in November 2010 for a manual version of our BGM Galectin-3 test.

Commercial introduction of the automated version of our galectin-3 test and our CardioSCORE product will require FDA clearance or approval. If we submit a 510(k) application for any of our product candidates and the FDA denies our request, we may be required to seek and obtain PMA. The PMA process is more complex, costly and time-consuming than the 510(k) process. A PMA must be supported by more detailed and comprehensive scientific evidence, including clinical data, to demonstrate the safety and efficacy of the medical device for its intended purpose. Any material delays in our receipt of regulatory clearance or approval for our automated galectin-3 test and our other product candidates in development, or our failure to obtain such clearances or approvals at all, would have a material adverse effect on our business, financial condition and results of operations.

To market our products in Europe, we must obtain CE mark and may, in some cases, need marketing approval from the European Medicines Agency. In October 2009, we obtained CE Mark in the European Union for our first product, our galectin-3 test for heart failure. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test, and we expect that, during 2012, the first two of our partners will file for regulatory clearance in the United States and also begin marketing the automated versions of the test in Europe under a CE Mark.

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

Our CardioSCORE test has not been cleared by the FDA for sale in the United States.

We do not currently receive significant revenue from sales of our cardiovascular diagnostic tests, though we anticipate that a substantial portion of any future product revenue will be generated from sales of our cardiovascular diagnostic tests. We are actively marketing and selling our first and only product, the BGM Galectin-3 test for heart failure, and, to date, we have recognized only a limited amount of revenue from galectin-3 test sales. We are also developing CardioSCORE, a blood test designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. We have not obtained FDA clearance for our CardioSCORE test for marketing in the United States. In December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market our CardioSCORE test in the United States. In February 2012, we received a letter from the FDA regarding our 510(k) notification that requested additional information, including information regarding our clinical validation study and additional analytical study data. We are undertaking activities to respond to the FDA. Our response to the FDA is due no later than mid-August 2012. Based on anticipated future interactions with the FDA regarding the additional information requested, we expect to be able to better assess whether our goal of obtaining FDA clearance by year end is achievable. The FDA may have additional comments on our submission and require that we submit further additional information and data prior to clearing our 510(k) notification. The FDA may not clear our 510(k) notification in a timely manner, or at all, or may determine that our device is not substantially equivalent to the legally marketed device and, in either case, we would not be able to sell our CardioSCORE test in the United States. If the FDA denies our request for 510(k) clearance, we may be required to seek and obtain premarket approval, or PMA. The PMA process is more complex, costly and time-consuming than the 510(k) process. In addition, the FDA may clear our CardioSCORE test for a narrower indication than we are seeking, in which case the market for our test could be significantly reduced. The occurrence of any of these events would adversely affect our commercial opportunity and our business, financial condition and results of operations.

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

If we or our third-party manufacturer fail to comply with the FDA’s quality system regulation, the development and manufacture of our products could be delayed or interrupted and our products may be subject to product recalls.

We and our contract manufacturers are required to comply with the FDA’s QSR and other regulations which cover, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA monitors compliance with QSR through periodic inspections. If the FDA determines that we or our contractors are not in compliance with applicable regulatory standards, we could be prevented or forced to delay the development or manufacture of our products, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, any failure to maintain QSR compliance could force us to cease the development or manufacture of our products and subject us to other enforcement sanctions, including withdrawal of our products from the U.S. or foreign markets, and delay or interrupt the development or manufacture of additional products.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products, including our diagnostic products, and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices we believe are fair for any diagnostic products we may develop and commercialize. Changes in healthcare policy, such as the creation of broad limits for diagnostic products, could substantially interrupt the sale of future diagnostic tests, increase costs, divert management’s attention and adversely affect our ability to generate revenues and achieve profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to healthcare availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to sell any diagnostic products we may develop and commercialize profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA, which may have far reaching consequences for life science companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payers and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. In addition, certain members of Congress have declared their intentions to effect the repeal of some or all of PPACA, adding further uncertainty to the law’s future impact on us.

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

The public float of our common stock is approximately 53% of our outstanding shares of common stock, which adversely affects the liquidity of the trading market for our common stock; in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our stock price is likely to be volatile and the market price of our common stock may drop.

Prior to our initial public offering in February 2011, there was not a public market for our common stock and having been a publicly traded company for only one year, it is too early to determine whether an active trading market will develop and continue. There is a limited history, exacerbated by low average daily trading volume, on which to gauge the volatility of our stock price. The stock markets and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. Some of the many factors that may cause the market price of our common stock to fluctuate include:

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

Certain of our directors, principal stockholders and/or their affiliates, including Flagship Ventures, or Flagship, Gilde Europe Food & Agribusiness B.V., or Gilde, General Electric Pension Trust, or GE, Legg Mason Capital Management Special Investment Trust, Inc., or Legg Mason, SMALLCAP World Fund, Inc., or SMALLCAP and Stelios Papadopoulos control approximately 74% of our outstanding common stock as of March 30, 2012. Accordingly, these stockholders, if acting as a group, or Flagship, which alone controls approximately 33% of our outstanding common stock as of March 30, 2012, will have control or substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this control or substantial influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive you of the opportunity to receive a premium for our common stock as part of a sale and could adversely affect the market price of our common stock.

The requirements of being a public company will require greater resources increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

The securities laws require, among other things, that we implement and maintain effective internal control for financial reporting and disclosure. In particular, under current regulations, commencing with the year ending December 31, 2011, we began to perform system and process evaluation and testing of our internal control over financial reporting to allow management, and for our fiscal year ending December 31, 2012, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. Moreover, if we are not able to comply with these requirements in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

Because we do not intend to pay dividends for the foreseeable future, our stockholders will benefit from their investment in shares only if our common stock appreciates in value.

We have not paid dividends to our stockholders since our inception and we are currently prohibited from making any dividend payments under the terms of the Loan Agreement with our Lenders. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in their value.

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

None.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Global Market on February 4, 2011 under the symbol “BGMD.” The following table sets forth the high and low sales prices of our common stock as quoted on The NASDAQ Global Market for the periods indicated.

2011:	High	Low
First Quarter	$9.45	$7.00
Second Quarter	$8.94	$5.50
Third Quarter	$10.44	$3.35
Fourth Quarter	$5.98	$3.25

Stockholders

As of March 30, 2012, there were approximately 37 stockholders of record of the 19,998,088 outstanding shares of our common stock.

Dividends

We have not paid dividends to our stockholders since our inception and we are currently prohibited from making any dividend payments under the terms of the Loan Agreement with our Lenders. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

During the year ended December 31, 2011, we offered issued and/or sold the following issuances of securities which were not registered under the Securities Act of 1933, as amended, or the Securities Act.

1.	On February 9, 2011, in connection with the closing of our initial public offering, we issued 3,304 shares of our common stock to one accredited investor upon the automatic net exercise of warrants to purchase shares of our common stock.

2.	On February 9, 2011, in connection with the completion of our initial public offering, we issued an aggregate of 908,651 shares of our common stock to 14 existing, accredited investors upon the automatic conversion of the unpaid principal amount and the accrued but unpaid interest on certain outstanding bridge notes, as of February 9, 2011, based on the initial public offering price of $7.00 per share. The outstanding bridge notes with an aggregate principal amount of $6.0 million were issued in three $2.0 million tranches in March 2010, September 2010 and November 2010 and carried an interest rate of 12% per year.

3.	On September 1, 2011, we issued 2,789 shares of our common stock to Pieter Muntendam upon the net exercise of previously issued warrants to purchase shares of our common stock.

4.	On November 29 2011, we issued 150,538 shares of our common stock to Stelios Papadopoulos upon the net exercise of previously issued warrants to purchase shares of our common stock.

5.	On July 7, 2011, we issued 51,789 shares of our common stock to Legg Mason upon the net exercise of previously issued warrants to purchase shares of our common stock.

6.	On July 27, 2011, we issued 51,756 shares of our common stock to SMALLCAP upon the net exercise of previously issued warrants to purchase shares of our common stock.

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

As of December 31, 2011, $10.4 million of the net proceeds of the offering had been used primarily for general working capital purposes, including the commercialization of our BGM Galectin-3 test for heart failure and related sales and marketing expenses incident thereto. The net proceeds from the offering have been invested in our operating account, bank time deposits, money market funds and short term marketable securities, all of which were subsequently called or matured. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2011. The selected financial data for each of the five years in the period ended December 31, 2011 have been derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements as of December 31, 2011and 2010 and for the years ended December 31, 2011, 2010 and 2009, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with such audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	Years ended December 31,
Consolidated statements of operations data:	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)

Revenue:
Product revenue	$451	$11	$—	$—	$—
Service revenue	1,183	808	8,490	14,580	8,982

Total revenue	1,634	819	8,490	14,580	8,982

Costs and operating expenses:
Cost of product revenue	172	4	—	—	—
Cost of service revenue	447	782	8,431	13,822	7,301
Research and development	7,998	6,539	8,527	6,858	5,832
Selling, general and administrative	10,502	8,100	7,520	4,475	3,820
Costs related to abandoned stock offering	—	—	—	—	3,154
Gain on sale of property and equipment	—	—	—	—	(118)

Total costs and operating expenses	19,119	15,425	24,478	25,155	19,989

Loss from operations	(17,485)	(14,606)	(15,988)	(10,575)	(11,007)
Interest income	31	5	121	422	302
Interest expense(1)	(89)	(2,792)	(244)	(4,921)	(689)
Other (expense) income	(39)	231	(26)	—	—

Net loss	(17,582)	(17,162)	(16,137)	(15,074)	(11,394)
Accretion of redeemable convertible preferred stock	(118)	(1,034)	(977)	(872)	(368)

Net loss attributable to common stockholders	$(17,700)	$(18,196)	$(17,114)	$(15,946)	$(11,762)

Net loss attributable to common stockholders per share — basic and diluted	$(1.00)	$(6.12)	$(5.84)	$(5.52)	$(4.14)

Weighted-average common shares outstanding used in computing per share amounts — basic and diluted	17,638,139	2,971,434	2,930,818	2,889,513	2,843,773

(1)	Interest expense in the years ended December 31, 2010 and 2008 includes non-cash charges of $2.3 million and $4.0 million, respectively, related to expense arising from the issuance of warrants issued in connection with convertible debt that were accounted for as debt discount and beneficial conversion features on convertible debt. Such amounts were immediately recognized as interest expense because the debt was due upon demand.

	As of December 31,
Consolidated balance sheet data:	2011	2010	2009	2008	2007
	(in thousands)

Cash, cash equivalents, restricted cash, and marketable securities	$24,439	$2,425	$10,393	$24,302	$1,214
Total assets	26,110	7,027	12,625	35,217	8,780
Long-term debt and capital leases, including current portion	—	6,372	1,252	2,465	4,478
Total liabilities	5,218	12,343	5,467	14,299	16,330
Redeemable convertible preferred stock	—	72,093	71,059	70,082	31,035
Convertible preferred stock	—	1,708	1,708	1,708	1,708
Accumulated deficit	(113,320)	(95,738)	(78,576)	(62,439)	(47,365)
Total stockholders’ equity (deficit)	20,892	(77,409)	(63,901)	(49,164)	(38,585)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a life sciences company focused on the discovery, development and commercialization of novel cardiovascular diagnostics to address significant unmet medical needs, improve patient outcomes and contain healthcare costs.

We have developed our initial product candidates to address significant unmet needs in cardiovascular disease. Our first commercialized product, the BGM Galectin-3TM test for use in patients with heart failure, received clearance from the FDA in late 2010 and is commercially available in the United States, as well as in Europe under a CE Mark. This manual version of our test is being marketed in the United States through several regional and national laboratory testing facilities.

In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test, and we expect that, during 2012, the first two of our partners will file for regulatory clearance in the United States and also begin marketing the automated versions of the test in Europe under a CE Mark. During 2012, we also intend to submit an amendment to our cleared 510(k) to extend the approved labeling indication for the BGM Galectin-3 test to include individuals at risk for developing heart failure, such as patients who have suffered a heart attack, as well as patients suffering from hypertension or diabetes. If we obtain clearance in the United States for this additional indication, we expect that the potential market for our galectin-3 test will increase significantly.

We are also developing CardioSCORE, a blood test designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. In December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market our CardioSCORE test in the United States. Our validation, or registration, study demonstrated that CardioSCORE has the potential to offer a significant improvement over conventional risk factor-based approaches for heart attack and stroke risk.

During the year ended December 31, 2011, we incurred a net loss of $17.6 million and used cash in operating activities of $15.0 million. We expect to continue to incur losses and use cash in operating activities during 2012 and beyond.

In February 2011, we completed our initial public offering of 5,750,000 shares of common stock at $7.00 per share. We received net proceeds from the offering of approximately $34.8 million after deducting underwriter discounts and closing costs. Prior to our initial public offering in February 2011, we funded our operations primarily through private placements of preferred stock and debt financing, as well as through revenue generated from collaborative research and development and services agreements with pharmaceutical manufacturers, non-profit organizations and other entities.

On February 10, 2012, we entered into a $15.0 million secured loan facility with GE Capital, Healthcare Financial Services and Comerica Bank. An initial term loan in the aggregate principal amount of $10.0 million was funded, upon closing of the transaction. Subject to successful achievement of certain revenue milestones and other customary conditions, we may draw an additional $5.0 million term loan on or before February 10, 2013. The initial term loan accrues interest at a rate of 8% plus the higher of (a) the 3-month LIBOR (London Bank Inter-Bank Offer Rate) rate or (b) 1.25% per annum, and has a term of 42 months. Additionally, no principal repayment is due for the first twelve months of the term. We issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. If we draw the additional $5.0 million term loan, we will be obligated to issue additional warrants to the lenders, consistent with the warrant formula applicable to the initial term loan. We believe this loan facility provides financial flexibility to assist us in our development and commercialization activities for the automated versions of galectin-3 test, the potential commercialization of our CardioSCORE diagnostic test, as well as the discovery of new biomarkers.

Material Factors Affecting Our Results of Operations and Financial Condition

We believe that the factors described in the following paragraphs have had and are expected to continue to have a material effect on our operational results and financial condition.

Revenue

In 2011, we began marketing and selling the manual version of our BGM Galectin-3 test for heart failure. While not significant in 2011, we expect to receive the substantial portion of any future revenue from our sales of our diagnostic tests, subject to obtaining regulatory clearance in the United States and other jurisdictions. Our revenues from inception to date have been generated primarily through initiatives, collaborations and biomarker discovery and analysis services agreements. These services included the analysis of preclinical or clinical samples to identify biomarkers related to, for example, disease mechanism, drug response or toxicity. In some cases, we have retained rights to the biomarkers identified in the course of these agreements. Our revenue has tended to be concentrated, with arrangements with a limited number of large customers generating a significant percentage of revenue in any given year. We initiated and are leading the HRP initiative for atherothrombotic cardiovascular disease such as heart attack and stroke. This initiative, which we began in 2006, is sponsored by Abbott, AstraZeneca, Merck, Philips and Takeda. To date, we have recognized $25.6 million in revenue from the contributions we received from the HRP initiative participant companies. In 2011, $1.1 million, or 67%, of our revenues were from the HRP initiative. In 2012 and beyond, we do not expect to generate significant revenue from these collaborative research and development and services agreements.

Costs and Operating Expenses

We classify our costs and operating expenses into four categories: cost of product revenue, cost of service revenue, research and development, and selling, general and administrative. Our costs and operating expenses primarily consist of personnel costs, outside services, manufactured kits, laboratory consumables and overhead, license fees, royalties on products, development costs, marketing program costs and including legal and regulatory costs, director’s and officers’ insurance premiums, and accounting and financial reporting expense. Personnel costs for each category of operating expenses include salaries, bonuses, employee benefit costs and stock-based compensation.

Cost of Product Revenue

Our cost of product revenue to date consists of expenses related to our galectin-3 test. These expenses include contract manufactured galectin-3 test and royalty expenses on the product.

Cost of Service Revenue

Our cost of service revenue to date consists primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses. Cost of service revenue in 2011 primarily consisted of costs incurred to support the HRP initiative.

Research and Development Expenses

We incur research and development expenses in connection with our internal biomarker discovery and development efforts. Our research and development expenses consist primarily of direct personnel costs, fees for consultants and outside services, laboratory consumables and overhead expenses. We use consultants and outside services to provide expertise or services that we do not have.

Selling, General and Administrative Expenses

Selling expenses consist primarily of personnel-related expenses for employees engaged in market development and commercialization activities for our galectin-3 test. We expect increases in our selling and marketing expenses in 2012 and beyond as we continue to conduct selling and marketing activities for the market development and commercialization of our products and product candidates.

General and administrative expenses consist primarily of personnel-related expenses, occupancy expenses and professional fees, such as legal, auditing and tax services. In 2011, we incurred significant increases in general and administrative expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relations services, and accounting and financial reporting expenses. We expect that our general and administrative expenses will increase as we expand our business operations to accommodate new product offerings and add commercial infrastructure.

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

In the United States, we sell our products through supply agreements with laboratory testing facilities and diagnostic testing distributors and directly to hospitals and clinics. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.

In international markets, we sell our products to an international distributor, which subsequently resells the products to hospitals and clinics. We have an agreement with the distributor which provides that title and risk of loss pass to the distributor upon shipment of the products to the distributor. Revenue is recognized upon shipment of products to the distributor as the products are shipped based on FOB shipping point terms.

We do not currently provide an allowance for doubtful accounts or sales returns, as we have not experienced any credit losses, and returns are only allowed for defects in workmanship or packaging.

Our revenue has historically been generated through initiatives, collaborations and biomarker discovery and analysis services agreements. The services we provide under these agreements typically include the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. The revenue arrangements have a stated term and we have no obligations or ongoing commitments after the specified term of the arrangement.

We consider the terms and conditions of each agreement and recognize revenues based upon a proportional performance methodology.

Payments received on uncompleted long-term services contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenues in the accompanying consolidated balance sheets. Payments received prior to commencement of a contract are recorded as customer deposits. Revenue from these arrangements is not expected to be significant in the future.

Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant date fair value. We estimate the fair value of the share-based awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value of share-based awards requires the use of highly subjective assumptions, including the fair value of our common stock underlying the award, the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of share-based awards granted in the three years ended December 31, 2011 are set forth below:

	Years ended December 31,
	2011	2010	2009
Risk-free interest rate	1.01% – 2.86%	2.37% – 3.09%	1.64% – 3.19%
Expected dividend yield	0%	0%	0%
Expected life	5.53 – 6.37 years	4 – 6.25 years	5.25 – 6.25 years
Expected volatility	65% – 71%	68% – 69%	64% – 67%
Weighted-average grant date fair value	$4.64	$6.09	$4.42

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

Up until we became a public company, the fair value of the common stock underlying the stock options has been determined by the Board of Directors at each award grant date based upon a variety of factors, including: independent stock valuations, the illiquid nature of the investment in the Company’s common stock, the Company’s historical performance, the preferences (including the liquidation and redemption) of the Company’s outstanding preferred stock, the Company’s future prospects, the risks associated with the completion of the Company’s business plan and products, and the purchase price of the Company’s stock issued to third parties in arms-length transactions.

Total stock-based compensation expense has been recognized in the statement of operations as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Research and development expenses	$445	$476	$565
Selling, general and administrative expenses	1,424	1,655	1,816

Total	$1,869	$2,131	$2,381

Stock-based compensation expense of approximately $4.9 million was unrecognized for unvested awards as of December 31, 2011, and is expected to be recognized over a weighted-average period of 2.7 years.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

Revenue increased by 100%, or $815,000 to $1.6 million in 2011 from $819,000 in 2010. This increase was primarily due to the commercial sales of our galectin-3 test and additional revenue from the HRP initiative. During 2011, we recognized $1.2 million of service revenue from Phase II of the HRP initiative and two service agreements. This increase was primarily due to the execution of an agreement under the HRP initiative pursuant to which we provided access to samples and related data for consideration totaling $700,000. Also during 2011, we recognized $451,000 of product revenue from sales of our manual galectin-3 test. In 2010, we recognized $808,000 of service revenue from Phase II of the HRP initiative and three service agreements. Also in 2010, we recognized a minimal amount of product revenue from sales of our manual galectin-3 test. We expect to receive only nominal service revenue from the HRP initiative and other service agreements in 2012 and thereafter.

Costs and Operating Expenses

The following table sets forth certain information concerning our costs and operating expenses for the periods shown:

	Years ended December 31,		Change
	2011	2010	($)	(%)
	(in thousands)

Cost of product revenue	$172	$4	$168	4200%
Cost of service revenue	447	782	(335)	(43)%
Research and development	7,998	6,539	1,459	22%
Selling, general and administrative	10,502	8,100	2,402	30%

Total costs and operating expenses	$19,119	$15,425	$3,694	24%

Cost of Product Revenue

Cost of product revenue increased by $168,000 to $172,000 in 2011 from 2010. The increase was associated with the increased sales of our galectin-3 test and royalty expense.

Cost of Service Revenue

Cost of service revenue decreased by 43%, or $335,000, to $447,000 in 2011 from 2010. The reduction in cost of service revenue was primarily attributable to the reduced activity from the HRP initiative and other service agreements, which was not significant during 2011 exclusive of the $700,000 that was recognized for the transfer of certain data to one of the HRP participants. The cost of service revenue as a percentage of revenues in 2011 was significantly less than 2010 because the cost of the data transferred under the arrangement with the HRP initiative was de minimis.

Research and Development Expenses

Research and development expenses increased by 22%, or $1.5 million, to $8.0 million in 2011 from 2010. The increase was primarily due to activity associated with our internal biomarker discovery and development efforts, primarily related to our CardioSCORE program and our galectin-3 automated platform programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 30%, or $2.4 million, to $10.5 million in 2011 from 2010. Marketing expenses increased by 40%, or $1.5 million, primarily due to medical education programs and personnel-related costs associated with our galectin-3 product. General and administrative expenses increased 21%, or $898,000, primarily due to expenses related to being a public company, including legal and regulatory costs, director’s and officers’ insurance premiums, and accounting and financial reporting expense.

Interest Income and Expense

Interest income in 2011 increased by $26,000 to $31,000 from $5,000 in 2010 due to higher cash balances as a result of proceeds from our initial public offering. Interest expense and other financing costs for 2011 decreased by $2.7 million to $89,000 from $2.8 million, in 2010. Interest expense and other financing costs in the year ended December 31, 2010 were comprised of the non-cash expenses arising from the issuance of warrants for the convertible debt and term loans of $2.7 million, as well as cash interest from the term loans of $111,000. Interest expense is expected to increase in 2012 due to the debt financing closed in February 2012.

Income Taxes

The provision for income taxes was zero in all periods due to the losses incurred and full valuation allowance recognized on the Company’s deferred tax assets because we cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

Revenue decreased by 90%, or $7.7 million, to $819,000 in 2010 from $8.5 million in 2009. This decrease was primarily due to the completion of Phase I of the HRP initiative in July 2009. During 2010, we recognized $808,000 of revenue from Phase II of the HRP initiative and three service agreements. In 2009, revenue from the HRP initiative was $6.5 million, or 76% of total revenue, and revenue from three service agreements was $2.0 million.

Costs and Operating Expenses

The following table sets forth certain information concerning our costs and operating expenses for the periods shown:

	Years ended December 31,		Change
	2010	2009	($)	(%)
	(in thousands)
Cost of product revenue	$4	$—	$4	100%
Cost of service revenue	782	8,431	(7,649)	(91)%
Research and development	6,539	8,527	(1,988)	(23)%
Selling, general and administrative	8,100	7,520	580	8%

Total costs and operating expenses	$15,425	$24,478	$(9,053)	(37)%

Cost of Product Revenue

Cost of product revenue increased to $4,000 in 2010 from $0 in 2009. In 2010 we launched our BGM Galectin-3 test.

Cost of Service Revenue

Cost of service revenue decreased by 91%, or $7.6 million, to $782,000 in 2010 from 2009. The reduction in cost of service revenue was primarily attributable to the reduced activity from the HRP initiative and other service agreements.

Research and Development Expenses

Research and development expenses decreased by 23%, or $2.0 million, to $6.5 million in 2010 from 2009. The decrease was primarily due to lower levels of activity and personnel-related costs associated with our internal biomarker discovery and development efforts, primarily our galectin-3 program. The galectin-3 program expenses consisted primarily of clinical and regulatory costs associated with the 510(k) submissions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 8%, or $580,000, to $8.1 million in 2010 from 2009. This was primarily due to an increase in general and administrative expenses of $509,000 related to personnel-related costs.

Interest Income and Expense

Interest income in 2010 decreased by $116,000 to $5,000 from $121,000 in 2009 due to lower average cash balances. Interest expense and other financing costs for 2010 increased to $2.8 million from $244,000 in 2009. Interest expense and other financing costs in the year ended December 31, 2010 were comprised of the non-cash expenses arising from the issuance of warrants for the convertible debt and term loans of $2.7 million, as well as cash interest from the term loans of $111,000.

Income Taxes

The provision for income taxes was zero in all periods due to the losses incurred and full valuation allowance recognized on the Company’s deferred tax assets because we cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2011, we had $23.9 million of cash and cash equivalents, $565,000 of restricted cash from funding received under the HRP initiative, and working capital of $20.1 million.

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

On February 10, 2012, we entered into a $15.0 million secured loan facility with GE Capital, Healthcare Financial Services and Comerica Bank. An initial term loan in the aggregate principal amount of $10.0 million was funded, upon closing of the transaction. Subject to successful achievement of certain revenue milestones and other customary conditions, we may draw an additional $5.0 million term loan on or before February 10, 2013. The initial term loan accrues interest at a rate of 8% plus the higher of (a) the 3-month LIBOR (London Bank Inter-Bank Offer Rate) rate or (b) 1.25% per annum, and has a term of 42 months. Additionally, no principal repayment is due for the first twelve months of the term. We issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. If we draw the additional $5.0 million term loan, we will be obligated to issue additional warrants to the lenders, consistent with the warrant formula applicable to the initial term loan.

Net Cash Flows

For the year ended December 31, 2011, we used cash in operating activities of $15.0 million, which reflects the net loss incurred totaling $17.6 million, offset by $2.4 million of non-cash charges and $199,000 in changes in working capital balances. Cash flows used by investing activities of $93,000 consisted of purchases of property, equipment and intangibles. Net cash flows provided by financing activities were $36.5 million, which included approximately $36.1 million in proceeds from the initial public offering and $ 470,000 related to ESPP and stock option exercises, offset by $100,000 from the repayment of our prior term loan. As a result, we had a net increase in cash flows for the year ended December 31, 2011 of $21.4 million.

In 2010, we used cash in operating activities of $11.4 million, which reflects the net loss incurred totaling $17.2 million, offset by $5.7 million of non-cash charges and changes in working capital balances. Cash flows provided by investing activities of $2.0 million consisted of $2.1 million in net proceeds from the purchase and sale of marketable securities, offset by $77,000 in purchases of property, equipment and intangibles. Net cash flows provided by financing activities were $3.5 million, which included proceeds from the issuance of convertible promissory notes of $6.0 million, offset by $2.5 million from the repayment of our prior term loan and payment of the transaction fees related to our initial public offering. As a result, we had negative cash flows for the year ended December 31, 2010 of $5.9 million.

In 2009, we used cash in operating activities of $18.0 million, which reflects the net loss incurred totaling $16.1 million, offset by $1.8 million of non-cash charges and changes in working capital balances. Cash flows provided by investing activities of $7.5 million consisted of $8.2 million in net proceeds of investments and restricted investments, offset by $697,000 in purchases of property, equipment and intangibles. Net cash flows used in financing activities were $1.2 million, including repayment of our prior term loan and capital leases. As a result, we had negative cash flows for 2009 of $11.7 million.

Funding Requirements

To date, we have generated revenue primarily through the provision of services to third parties in connection with our initiatives, collaborations and biomarker discovery and analysis services agreements. We do not expect to generate significant revenue through the provision of services to third parties in the future. Our first commercial product, the manual version of our BGM Galectin-3 test for heart failure, was launched in late 2010 and we generated $451,000 of revenues from sales of this test in 2011. During the year ended December 31, 2011, we incurred a net loss totaling $17.6 million and used cash in operating activities totaling $15.0 million. We expect to continue to incur losses and use cash in operating activities during 2012 and beyond. We expect to use our existing cash to fund operations, including our development and commercialization activities for the automated versions of galectin-3 test, the potential commercialization of our CardioSCORE diagnostic test, as well as the discovery of new biomarkers. We believe that our existing cash and cash equivalents, which include $10.0 million in proceeds from our February 2012 term loan, and our successful achievement of certain revenue milestones that would allow us to draw the second tranche of $5.0 million under our loan facility, would be sufficient to meet our anticipated cash requirements through 2013. If we are not able to draw the second tranche of $5.0 million under our loan facility and generate significant revenues from sales of our galectin-3 and CardioSCORE tests, we would be required to raise additional capital by mid-2013 to continue our operations. We may consider any of the following options:

➢	partnering opportunities with pharmaceutical or biotechnology companies to pursue the development of our product candidates as companion diagnostic tests to their therapeutic products;

➢	license, sublicense, or other sources of financing relating to the development programs of our product candidates and other intellectual property; or

➢	sales of equity or debt securities or the incurrance of additional commercial debt.

If we are unable to obtain financing or enter into licensing or partnering arrangements on acceptable terms at that time, we will be required to implement aggressive cost reduction strategies. The most significant portion of our research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in connection with development and commercialization of our galectin-3 test and the development of CardioSCORE. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm our long-term financial condition and results of operations.

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

Contractual Obligations and Commitments

The following table sets forth our payment obligations as of December 31, 2011 under contracts, including the February 2012 term loan contract, that provide for fixed and determinable payments over the periods indicated.

	Total	2012	2013	2014	2015 and beyond

Operating leases	$1,276	$783	$321	$119	$53
Term loan, including interest	18,284	961	6,214	6,670	4,439
Contract services	3,318	2,042	1,276	—	—

Total	$22,878	$3,786	$7,811	$6,789	$4,492

We lease approximately 22,000 square feet of office and laboratory space with a term expiring in March 2013, with a renewal option for 5 years. On February 10, 2012, we entered into a $15.0 million secured loan facility with GE Capital Healthcare Financial Services and Comerica Bank. An initial term loan in the aggregate principal amount of $10.0 million was funded, upon closing of the transaction, the terms of which are reflected in the table above. Our contract service obligations relate to biomarker discovery, product development, and other commercial activities. In addition, we may be obligated to pay up to $1.1 million in milestone payments under a funding agreement with Fujirebio for our galectin-3 test. The payments are contingent upon the achievement of certain development milestones. The table does not include any possible milestone payments, royalties or other fees payable under certain of our license agreements. We are obligated to make royalty payments to ACS Biomarker in the future and such royalty payments will be dependent on the amount and nature of the revenues we generate from our galectin-3 test and the other technologies that we have licensed from them. We believe that we are reasonably likely to make additional license payments in the future, although the amounts and timing are not currently determinable.

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

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a) (4) of Regulation S-K.

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

➢	our estimates of future performance, including the expected commercialization of the automated versions of our galectin-3 test, other indications for our galectin-3 test, our CardioSCORE test and timing of the launch of our other product candidates;

➢	our ability to market, commercialize and achieve market acceptance for our cardiovascular diagnostic tests and any of our other product candidates that we are developing or may develop in the future;

➢	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our product candidates;

➢	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our product candidates;

➢	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

➢	willingness of third-party payers to reimburse for the cost of our tests;

➢	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests and our other product candidates;

➢	our ability to enter into collaboration agreements with respect to our cardiovascular diagnostic tests and our other product candidates and the performance of our collaborative partners under such agreements;

➢	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

➢	the expected timing, progress or success of our research and development and commercialization efforts;

➢	our ability to successfully obtain sufficient supplies of samples for our biomarker discovery and development efforts;

➢	our ability to service the principal and interest amounts payable under our secured loan facility; and

➢	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

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

At December 31, 2011, our exposure to market risk is limited to our cash and cash equivalents., However, we periodically invest in short-term marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. At December 31, 2011, we did not have any debt outstanding and we did not hedge interest rate exposure. In February 2012, we entered in a variable rate term debt. Because of the short-term maturities of our investments and debt, we do not believe that an increase or decrease in market rates would have a material negative impact on our results of operations or financial position. We do not have any material foreign currency exposure and do not hedge any foreign currency exposures.

We do not have any material foreign currency exposure.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm due to a transition period established by the SEC’s rules for newly public companies.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance Matters - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Practices and Policies Relating to Risk Management” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at page F-1 in this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827
4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	11/22/10	333-164574
4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of July 10, 2008		Form S-1 (Exhibit 4.2)	1/29/10	333-164574
4.3	Form of Common Stock Warrant issued to General Electric Capital Corporation		Form S-1 (Exhibit 4.4)	1/29/10	333-164574
4.4	Form of Common Stock Bridge Financing Warrant, together with a schedule of warrant holders		Form S-1 (Exhibit 4.5)	1/29/10	333-164574
4.5	Warrant issued to Silicon Valley Bank, dated November 9, 2007		Form S-1 (Exhibit 4.6)	1/29/10	333-164574
4.6	Warrant issued to Silicon Valley Bank, dated March 28, 2008		Form S-1 (Exhibit 4.7)	1/29/10	333-164574
4.7	Form of 2010 Common Stock Bridge Warrant, together with a schedule of warrant holders		Amendment No. 3 to Form S-1 (Exhibit 4.8)	8/31/10	333-164574
4.8	Warrant issued to GE Capital Equity Investments, Inc., dated as of February 10, 2012		Form 8-K (Exhibit 10.5)	2/16/12	001-33827
4.9	Warrant issued to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.6)	2/16/12	001-33827
Lease Agreements
10.1	Second Amendment to Lease, Sublease, and Assignment, Assumption and Amendment of Sublease by and between the Registrant and 610 Lincoln LLC, dated as of May 19, 2009		Form S-1 (Exhibit 10.1)	1/29/10	333-164574
10.2	Sublease Agreement by and between the Registrant and GPC Biotech, dated as of April 14, 2005, as amended		Form S-1 (Exhibit 10.2)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Loan Agreements
10.3	Loan and Security Agreement by and among the Registrant, General Electric Capital Corporation as Agent, the Lenders and the Guarantors, dated as of February 10, 2012		Form 8-K (Exhibit 10.1)	2/16/12	001-33827
10.4	Promissory Note issued by the Registrant to General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.2)	2/16/12	001-33827
10.5	Promissory Note issued by the Registrant to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.3)	2/16/12	001-33827
10.6	Pledge Agreement by and between the Registrant and General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.4)	2/16/12	001-33827
Agreements with Respect to Collaborations, Licenses, Research and Development
10.7.1+	License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 11, 2009		Amendment No. 3 to Form S-1 (Exhibit 10.4)	8/31/10	333-164574
10.7.2+	First Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of February 3, 2010		Amendment No. 2 to Form S-1 (Exhibit 10.4.1)	3/12/10	333-164574
10.8+	Product License and Collaboration Agreement, Licensing Addendum No. 1 and Licensing Addendum No. 2 by and between the Registrant and ACS Biomarker B.V.i.o., dated as of May 4, 2007		Amendment No. 1 to Form S-1 (Exhibit 10.5)	2/12/10	333-164574
10.9+	Strategic Agreement by and between the Registrant and Humana Inc., dated as of May 25, 2007, as amended May 12, 2008 and August 12, 2009		Amendment No. 1 to Form S-1 (Exhibit 10.6)	2/12/10	333-164574
10.10+	Participation Agreement by and between the Registrant and Philips Medical Systems Nederland B.V., dated as of December 22, 2006		Amendment No. 2 to Form S-1 (Exhibit 10.8)	3/12/10	333-164574
10.11.1+	Participation Agreement by and between the Registrant and AstraZeneca AB, dated as of November 24, 2006, as amended August 20, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.9)	3/12/10	333-164574
10.11.2+	Amendment to the Participation Agreement by and between the Registrant and AstraZeneca AB, dated November 23, 2010	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.12.1+	Participation Agreement by and between the Registrant and Merck & Co., Inc., dated as of July 28, 2006, as amended October 10, 2006 and June 14, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.10)	3/12/10	333-164574
10.12.2+	Amendment to the Participation Agreement by and between the Registrant and Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), dated as of May 28, 2010	X
10.13+	Participation Agreement by and between the Registrant and Abbott Laboratories, dated as of March 28, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.11)	3/12/10	333-164574
10.14.1	Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of March 31, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.12)	3/12/10	333-164574
10.14.2+	Amendment to the Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of January 5, 2011	X
10.15+	Supply Agreement by and between the Registrant and Corgenix Medical Corporation, dated as of March 20, 2009		Amendment No. 2 to Form S-1 (Exhibit 10.13)	3/12/10	333-164574
10.16+	License and Supply Agreement by and between the Registrant and Laboratory Corporation of America Holdings, dated as of May 13, 2010		Amendment No. 3 to Form S-1 (Exhibit 10.14)	8/31/10	333-164574
10.17+	License and Distribution Agreement by and between the Registrant and Inverness Medical Innovations, Inc. (predecessor to Alere Inc.), dated as of March 19, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.15)	11/8/10	333-164574
10.18+	License and Distribution Agreement by and between the Registrant and bioMérieux SA, dated as of May 29, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.16)	11/8/10	333-164574
10.19+	License and Distribution Agreement by and between the Registrant and Siemens Healthcare Diagnostics Inc., dated as of December 14, 2010		Amendment No. 9 to Form S-1 (Exhibit 10.17)	2/3/11	333-164574
10.20+	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011		Amendment No. 1 to Form 10-Q (Exhibit 10.1)	10/4/11	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Agreements with Executive Officers
10.21*	Employment Agreement by and between the Registrant and Eric Bouvier, effective as of January 9, 2012	X
10.22*	Employment Agreement by and between the Registrant and Pieter Muntendam, effective as of January 9, 2012	X
10.23*	Letter Agreement by and between the Registrant and Michael Rogers, dated as of June 30, 2009		Form S-1 (Exhibit 10.8)	1/29/10	333-164574
10.24*	Letter Agreement by and between the Registrant and Neal Gordon, dated as of December 17, 2008		Form S-1 (Exhibit 10.9)	1/29/10	333-164574
10.25*	Offer Letter by and between the Registrant and Stephen R. Miller, dated June 22, 2011		Form 10-Q (Exhibit 10.1)	8/11/11	001-33827
10.26*	Consulting Agreement by and between the Registrant and Stéphane Bancel, dated November 3, 2011		Form 10-Q (Exhibit 10.1)	11/7/11	001-33827
10.27*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Pieter Muntendam, dated as of August 1, 2007		Form S-1 (Exhibit 10.11)	1/29/10	333-164574
10.28*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Neal Gordon, dated as of December 22, 2008		Form S-1 (Exhibit 10.12)	1/29/10	333-164574
10.29*	Amended and Restated Cash Severance Agreement by and between the Registrant and Aram Adourian, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.23)	11/8/10	333-164574
10.30*	Amended and Restated Cash Severance Agreement by and between the Registrant and Anastasia Rader, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.24)	11/8/10	333-164574
10.31*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers		Amendment No. 3 to Form S-1 (Exhibit 10.21)	8/31/10	333-164574
Equity Compensation Plans
10.32.1*	2001 Stock Option and Incentive Plan, as amended		Form S-1 (Exhibit 10.15)	1/29/10	333-164574
10.32.2*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.16)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.32.3*	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.17)	1/29/10	333-164574
10.33*	Non-Qualified Stock Option Agreement by and between the Registrant and Eric Bouvier, dated as of January 9, 2012	X
10.34.1*	2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.25)	8/31/10	333-164574
10.34.2*	Form of Stock Option Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.26)	8/31/10	333-164574
10.34.3*	Form of Restricted Stock Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.27)	8/31/10	333-164574
10.35*	2010 Employee Stock Purchase Plan		Amendment No. 3 to Form S-1 (Exhibit 10.28)	8/31/10	333-164574
10.36*	Non-Employee Director Compensation Policy	X
21.1	Subsidiaries of the Registrant		Form S-1 (Exhibit 21)	1/29/10	333-164574
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2009, 2010, and 2011, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Deficit and Other Comprehensive Loss for the Years Ended December 31, 2009, 2010, and 2011, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2010, and 2011, and (v) Notes to Consolidated Financial Statements**.	X

(*)	Management contract or compensatory plan or arrangement.

(**)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(+)	Confidential treatment has been granted by, or is being requested from, the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: March 30, 2012	By:	/s/ Eric Bouvier Eric Bouvier

President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Eric Bouvier Eric Bouvier	President and Chief Executive Officer (principal executive officer) and Director	March 30, 2012

By:	/s/ Michael W. Rogers Michael W. Rogers	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2012

By:	/s/ Noubar B. Afeyan, Ph.D. Noubar B. Afeyan, Ph.D.	Director	March 30, 2012

By:	/s/ Harrison Bains Harrison M. Bains	Director	March 30, 2012

By:	/s/ Stéphane Bancel Stéphane Bancel	Executive Chairman of the Board of Directors	March 30, 2012

By:	/s/ Timothy Harris, Ph.D., D.Sc. Timothy Harris, Ph.D., D.Sc.	Director	March 30, 2012

By:	/s/ Stelios Papadopoulos, Ph.D. Stelios Papadopoulos, Ph.D.	Director	March 30, 2012

By:	/s/ Brian Posner Brian Posner	Director	March 30, 2012

BG Medicine, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

BG Medicine, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of BG Medicine, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and other comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 30, 2012

BG Medicine, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$23,874	$2,425
Restricted cash	565	-
Accounts receivable	115	786
Inventory	212	-
Prepaid expenses and other current assets	550	405

Total current assets	25,316	3,616

Property and equipment, net	301	604
Intangible assets, net	456	541
Deferred offering costs	-	2,229
Deposits and other assets	37	37

Total assets	$26,110	$7,027

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Equity) Deficit
Current liabilities
Term loan, current portion	$-	$96
Bridge notes, including accrued interest	-	6,276
Accounts payable	487	1,380
Accrued expenses	3,348	2,822
Deferred revenue and customer deposits	1,368	1,521

Total current liabilities	5,203	12,095

Warrant liability	15	248

Total liabilities	5,218	12,343

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock	-	72,093

Stockholders’ equity (deficit)
Series B convertible preferred stock; $.001 par value; no shares authorized or issued at December 31, 2011 and 2,000,000 shares authorized at December 31, 2010; 1,138,716 shares issued and outstanding at December 31, 2010	-	1,708
Common stock; $.001 par value; 100,000,000 shares authorized at December 31, 2011 and 60,000,000 shares authorized at December 31, 2010; 19,966,034 and 2,994,668 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	20	3
Additional paid-in capital	134,192	16,618
Accumulated deficit	(113,320)	(95,738)

Total stockholders’ equity (deficit)	20,892	(77,409)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$26,110	$7,027

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010	2009
	(in thousands, except share and per share data)

Revenue:
Product revenue	$451	$11	$-
Service revenue	1,183	808	8,490

Total revenue	1,634	819	8,490

Costs and Operating Expenses:
Cost of product revenue	172	4	-
Cost of service revenue	447	782	8,431
Research and development	7,998	6,539	8,527
Selling, general and administrative	10,502	8,100	7,520

Total costs and operating expenses	19,119	15,425	24,478

Loss from operations	(17,485)	(14,606)	(15,988)
Interest income	31	5	121
Interest expense	(89)	(2,792)	(244)
Other (expense) income	(39)	231	(26)

Net loss	(17,582)	(17,162)	(16,137)
Accretion of redeemable convertible preferred stock	(118)	(1,034)	(977)

Net loss attributable to common stockholders	$(17,700)	$(18,196)	$(17,114)

Net loss attributable to common stockholders per share - basic and diluted	$(1.00)	$(6.12)	$(5.84)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	17,638,139	2,971,434	2,930,818

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (EQUITY) DEFICIT AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Series B convertible preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	deficit	loss
	(in thousands, except share data)
At January 1, 2009	1,138,716	$1,708	2,916,793	$3	$11,542	$(62,439)	$22	$(49,164)

Comprehensive loss
Net loss	-	-	-	-	-	(16,137)	-	(16,137)	$(16,137)
Unrealized loss on available for sale securities	-	-	-	-	-	-	(24)	(24)	(24)

Total comprehensive loss									$(16,161)

Issuance of common stock	-	-	30,903	-	20	-	-	20
Accretion of redeemable convertible preferred stock	-	-	-	-	(977)	-	-	(977)
Stock-based compensation	-	-	-	-	2,381	-	-	2,381

At December 31, 2009	1,138,716	1,708	2,947,696	3	12,966	(78,576)	(2)	(63,901)

Comprehensive loss
Net loss	-	-	-	-	-	(17,162)	-	(17,162)	$(17,162)
Unrealized gain on available for sale securities	-	-	-	-	-	-	2	2	2

Total comprehensive loss									$(17,160)

Issuance of common stock	-	-	46,972	-	43	-	-	43
Accretion of redeemable convertible preferred stock	-	-	-	-	(1,034)	-	-	(1,034)
Issuance of warrants	-	-	-	-	2,349	-	-	2,349
Stock-based compensation	-	-	-	-	2,294	-	-	2,294

At December 31, 2010	1,138,716	1,708	2,994,668	3	16,618	(95,738)	-	(77,409)

Net loss and total comprehensive loss
Issuance of shares upon initial public offering, net of offering costs	-	-	-	-	-	(17,582)	-	(17,582)
of approximately $5.4 million	-	-	5,750,000	6	34,812	-	-	34,818
Conversion of bridge notes into common stock upon initial public offering	-	-	908,651	1	6,360	-	-	6,361
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	-	-	9,222,672	9	72,202	-	-	72,211
Conversion of convertible preferred stock into common stock upon initial public offering	(1,138,716)	(1,708)	319,259	-	1,708	-	-	-
Issuance of common stock upon exercise of warrants	-	-	260,176	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	505,848	1	449	-		450
Issuance of common stock under employee stock purchase plan	-	-	4,760	-	20	-	-	20
Accretion of redeemable convertible preferred stock	-	-	-	-	(118)	-	-	(118)
Reclassification of warrants to equity	-	-	-	-	272	-	-	272
Stock-based compensation	-	-	-	-	1,869	-	-	1,869

At December 31, 2011	-	$-	19,966,034	$20	$134,192	$(113,320)	$-	$20,892

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(17,582)	$(17,162)	$(16,137)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	420	540	753
Stock-based compensation	1,869	2,131	2,381
Non-cash interest expense and changes in fair value of warrant liability	128	2,446	69
Changes in operating assets and liabilities
Restricted cash	(565)	-	2,910
Accounts receivable	671	(508)	(278)
Prepaid expenses, inventory, and other current assets	(296)	(161)	(97)
Accounts payable and accrued expenses	542	462	(996)
Deferred revenue and customer deposits	(153)	836	(6,584)

Net cash flows used in operating activities	(14,966)	(11,416)	(17,979)

Cash flows from investing activities
Purchases of property and equipment and intangibles	(93)	(77)	(697)
Purchases of investments	(16,139)	(598)	-
Proceeds from sales and maturities of investments	16,139	2,650	13,300
Purchases of restricted investments	-	-	(11,122)
Proceeds from sales and maturities of restricted investments	-	-	6,025

Net cash flows (used in) provided by investing activities	(93)	1,975	7,506

Cash flows from financing activities
Proceeds from initial public offering	37,433	-	-
Proceeds from issuance of promissory notes and warrants	-	6,000	-
Payments on term loan	(100)	(1,200)	(1,200)
Costs related to initial public offering	(1,295)	(1,320)	-
Proceeds from ESPP purchase	20	-	-
Principal payments on capital lease obligations	-	-	(56)
Proceeds from the exercise of stock options	450	43	20

Net cash flows provided by (used in) financing activities	36,508	3,523	(1,236)

Net increase (decrease) in cash and cash equivalents	21,449	(5,918)	(11,709)

Cash and cash equivalents, beginning of year	2,425	8,343	20,052

Cash and cash equivalents, end of year	$23,874	$2,425	$8,343

Supplemental disclosure of cash flow information

Cash paid for interest	$2	$111	$190
Accrued deferred offering costs	-	909	65

Supplemental disclosure of non-cash activities

Settlement of 2009 accrued bonus with stock options	-	163	-
Conversion of preferred stock	73,919	-	-
Conversion of bridge notes and accrued interest	6,361	-	-
Conversion of warrant liability	272	-	-
Deferred rental expense for equipment exchange	50	-	-

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a life sciences company focused on the discovery, development and commercialization of novel cardiovascular diagnostics to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. The Company is developing and commercializing novel diagnostic tests that the Company’s management believes will provide clinicians with improved information to better detect and characterize disease states. The Company’s current focus is on developing multiple products to address significant unmet needs in cardiovascular and other diseases. The Company’s lead product, the BGM Galectin-3 test for heart failure, is a diagnostic test for measuring galectin-3 levels in blood plasma or serum. The BGM Galectin-3 test received clearance from the U.S. Food and Drug Administration in November 2010 and obtained CE Mark in the European Union in October 2009. The BGM Galectin-3 test is currently being offered for use by clinicians in the United States and in certain countries in Europe. The Company submitted a 510(k) Premarket Notification with the FDA in December 2011 for the regulatory clearance of the Company’s second cardiovascular diagnostic test, CardioSCORE, previously known by the development name, AMIPredict™. CardioSCORE is a diagnostic blood test designed to improve the identification of individuals at high risk for near term cardiovascular events, such as heart attack or stroke. The Company’s headquarters and primary place of business is Waltham, Massachusetts.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, BG Medicine N.V., a company organized under the laws of the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

At December 31, 2011, the Company had cash and cash equivalents totaling $23.9 million, restricted cash totaling $565,000, working capital totaling $20.1 million and stockholders’ deficit of $113.3 million. During the year ended December 31, 2011, the Company incurred a net loss totaling $17.6 million and used cash in operating activities totaling $15.0 million. The Company expects to continue to incur losses and use cash in operating activities in 2012. In February 2011, the Company completed an initial public offering of the Company’s common stock in which the Company sold 5,750,000 shares of its common stock at $7.00 per share for net proceeds of $34.8 million. In February 2012, the Company entered into a $15.0 million loan facility under which the Company immediately borrowed $10.0 million (Note 19). The Company believes that the proceeds from the loan facility together with the existing cash and cash equivalents will be sufficient to meet the Company’s anticipated cash requirements through 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments which mature within three months from date of purchase to be cash equivalents. The cash equivalents at December 31, 2011 and 2010 are comprised primarily of money market funds.

Restricted Cash and Investments

Restricted cash and investments may be used solely to fund the research and development efforts under the High Risk Plaque Initiative Program (HRP) (Note 16). The Company has reported the changes in restricted cash as an operating activity in the statements of cash flows as a result of the Company receiving cash in prepayment of planned expenditures that was immediately restricted for funding HRP expenses.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Allowances for doubtful accounts are provided for those outstanding balances considered to be uncollectible based upon historical experience and management’s evaluation of the outstanding balances at year end. Bad debts, if any, are written off against the allowance when identified and offset by recoveries when received. There were no bad debt expenses and no allowance for doubtful accounts in the periods presented.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with institutions that management believes to be of high credit quality. To reduce credit risk associated with accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

The Company has three customers who comprise the majority of its product revenue in 2011. Service revenue in 2011 is primarily from HRP (Note 16).

Concentration of Supplier Risk

The Company obtains materials included in its product from a small group of suppliers. The Company carries significant strategic inventories of these materials to reduce the risk associated with this small group of suppliers. Strategic inventories are managed based on demand. To date the Company has been able to obtain adequate supplies of the materials used in the production of its products in a timely manner from existing sources.

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories at December 31, 2011 consisted of the following:

(in thousands)

Raw materials	$51
Finished goods	161

Total inventories	$212

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

In the United States, the Company sells its products through supply agreements with laboratory testing services and diagnostic testing distributors and directly to hospitals and clinics. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.

In international markets, the Company sells its products to an international distributor, which subsequently resells the products to hospitals and clinics. The Company has an agreement with the distributor which provides that title and risk of loss pass to the distributor upon shipment of the products to the distributor. Revenue is recognized upon shipment of products to the distributor as the products are shipped based on FOB shipping point terms.

The Company does not currently provide an allowance for doubtful accounts or sales returns as the Company has not experienced any credit losses, and returns are only allowed for defects in workmanship or packaging.

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Cost of Product Revenue

Cost of product revenue consists of the cost of the Galectin-3 test, which is procured through a contract manufacturer, freight and handling and royalties on the sales of the BGM Galectin-3 test.

Cost of Service Revenue

Cost of service revenue consists primarily of expenses incurred in connection with the collaborative research and development agreements and biomarker discovery and analysis services agreements. Expenses include both, outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses related to providing these services. The majority of the cost of service revenue in the periods presented is incurred in connection with the HRP initiative discussed in Note 16.

Research and Development Costs

Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods or services used in research and development are recognized as an expense as the related goods are delivered or services are performed. Research and development expenses include labor, materials and supplies and overhead.

Deferred Offering Costs

Costs directly associated with the Company’s initial public offering of common stock, totaling $2,229,000 at December 31, 2010, were deferred. Upon completion of the offering, such costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ deficit.

Long-Lived Assets and Intangible Assets

The only intangible asset recognized at December 31, 2011 and 2010 relates to the cost of completed technology acquired for use in connection with the Company’s development of the galectin-3 test and certain other technologies being developed. The assigned life is 10 years, which contemplates a three to five year phase of development of the tests followed by the commercial life of the diagnostic test. Amortization of this asset has been recorded within research and development expense for all periods presented.

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The Company recognizes tax benefits when a position is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2011 and 2010, the Company had not identified any material uncertain tax positions.

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

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the years ended December 31:

	2011	2010	2009
	(in thousands, except share and per share data)
Net loss	$(17,582)	$(17,162)	$(16,137)
Accretion of preferred stock	(118)	(1,034)	(977)

Net loss attributable to common stockholders	$(17,700)	$(18,196)	$(17,114)

Weighted average number of shares - basic and diluted	17,638,139	2,971,434	2,930,818
Net loss per share attributable to common stockholders - basic and diluted	$(1.00)	$(6.12)	$(5.84)

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	2011	2010	2009
Options to purchase common stock	2,830,975	2,441,576	2,854,547
Warrants to purchase common stock	1,097,385	1,314,283	898,936
Warrants to purchase redeemable convertible preferred stock	-	55,381	55,381
Conversion of redeemable convertible preferred stock	-	9,541,931	9,541,931
Conversion of bridge notes and accrued interest	-	908,651	-

The number of shares of common stock to be issued upon conversion of the bridge notes and accrued interest (Note 8) was determined based upon the price at which the bridge notes were converted in the initial public offering in February 2011.

Redeemable Convertible Preferred Stock

The Company classified redeemable convertible preferred stock that was redeemable outside of the Company’s control outside of permanent equity. The Company recorded redeemable preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value was increased by periodic accretion to its redemption value. These increases were effected through charges against retained earnings, if any, and then to the additional paid-in capital. There was no redeemable convertible preferred stock outstanding following the initial public offering in February 2011.

Warrant Liability

Freestanding warrants related to shares that are redeemable or contingently redeemable or warrants for purchases of common stock that are not indexed to the Company’s own stock are classified as a liability on the Company’s balance sheet. Changes in the fair value of these warrants are recorded in the statement of operations. The Company classifies the liability as noncurrent as settlement is not expected within the next twelve months.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s chief executive officer is the CODM, and he uses consolidated financial information in determining how to allocate resources and assess performance. The Company has determined that it operates in one segment. All of the Company’s assets are located in the United States and substantially all of the Company’s revenues are from customers in the United States.

3.	Fair Value of Financial Instruments

At December 31, 2011 and 2010, the Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The carrying amount of the debt at December 31, 2010 was considered a reasonable estimate of fair value due to its short maturity.

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

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

Description	Level 1	Level 2	Level 3	Total
December 31, 2011

Assets:
Cash equivalents, including restricted cash	$24,045	$-	$-	$24,045

Liabilities:
Warrant liability	$-	$-	$15	$15

December 31, 2010
Assets:
Cash equivalents	$-	$621	$-	$621

Liabilities:
Warrant liability	$-	$-	$248	$248

The Company’s cash equivalents at December 31, 2011 consist of money market funds which have been classified as Level 1 because these investments are registered securities that are actively traded. As such, fair value was determined based upon the quoted price for identical assets. The cash equivalents held at December 31, 2010 were also held in money market funds but fair value was determined based upon similar assets.

The fair value of the preferred and common stock warrants was determined using the Black-Scholes option pricing method with the assumptions discussed in Note 10.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following table provides a roll-forward of the fair value of the warrant liability categorized with Level 3 inputs:

Warrant Liability
(in thousands)

Balance - January 1, 2009	$445
Increase in fair value - recognized in operations as other expense	26

Balance - December 31, 2009	471
Decrease in fair value - recognized in operations as other income	(223)

Balance - December 31, 2010	248
Increase in fair value - recognized in operations as other expense	39
Reclassification of warrant liability to additional paid in capital	(272)

Balance - December 31, 2011	$15

4.	Property and Equipment

Property and equipment consists of the following as of December 31:

	Estimated Useful Life	2011	2010

		(in thousands)

Laboratory equipment	3-5 years	$2,199	$4,294
Computer equipment	3 years	2,424	2,614
Office furniture	5 years	203	165
Leasehold improvements	4 years	456	456

		5,282	7,529

Less: Accumulated depreciation		(4,981)	(6,925)

Property and equipment, net		$301	$604

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $335,000, $456,000 and $628,000, respectively.

5.	Intangible Assets

Intangible assets with an original cost of $750,000 are comprised of a completed technology that was obtained under a perpetual license (Note 15). The asset is being amortized over its economic life, which has been determined to be 10 years. Accumulated amortization totaled $294,000 and $209,000 at December 31, 2011 and 2010, respectively. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $85,000, $84,000 and $125,000, respectively. The amortization expense for the next 5 years is expected to approximate $85,000 annually.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6.	Accrued Expenses

Accrued expenses at December 31 consist of:

	2011	2010

	(in thousands)

Consulting and professional service fees	$1,855	$1,438
Employee compensation and related costs	862	879
Contract research and development	476	322
Licensing fees	-	80
Other	155	103

Total accrued expenses	$3,348	$2,822

7.	Income Taxes

The tax benefit arising from the Company’s net losses has been offset by increases in the valuation allowance. Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2011 and 2010. Components of the net deferred tax asset at December 31, 2011 and 2010 are as follows:

	2011	2010

	(in thousands)

Net operating loss carryforwards	$31,257	$25,590
Tax credit carryforwards	3,942	3,559
Capitalized research and development costs	3,059	3,523
Deferred revenue	340	399
Non-qualified employee stock options	1,056	1,308
Other temporary differences	875	501

	40,529	34,880
Valuation allowance	(40,529)	(34,880)

Net deferred tax asset	$-	$-

At December 31, 2011, the Company had available federal net operating loss carryforwards of $84,699,000 that expire at various dates through 2031. The federal net operating loss includes excess benefits related to the exercise of stock options of $1,463,000 that when utilized will be recorded through additional paid in capital. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2011 and 2010 since it is more likely than not that these future tax benefits will not be realized. During 2011, 2010 and 2009, the valuation allowance increased by approximately $5,649,000, $4,882,000 and $6,328,000 respectively.

At December 31, 2011, the Company had federal and state research and development credit carryforwards of $2,659,000 and $1,919,000, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2031. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2006 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

In July 2010, the Company applied to the Internal Revenue Service for a one-time tax incentive being offered by the U.S. Government, the Qualifying Therapeutic Discovery Project (“QTDP”) program. In letters dated October 29, 2010, the Company was notified that the Company was awarded $489,000 under the QTDP program for qualified past expenditures related to the Company’s development efforts related to the galectin-3 and CardioSCORE diagnostic tests. The Company received the funds from the QTDP program in November 2010 and recognized the award as a reduction of research and development expenses.

8.	Bridge Notes

In 2010, the Company entered into a securities purchase agreement with certain existing stockholders for the sale of $6.0 million of bridge notes and warrants to purchase the Company’s common stock. The notes and accrued interest automatically converted upon the completion of the Company’s initial public offering in February 2011, at which time the principal of the bridge notes and accrued interest converted into 908,651 shares of common stock.

Warrants to purchase 415,347 shares of common stock with an exercise price of $0.02 per share were issued in connection with the bridge notes. The warrants became exercisable upon the closing of the Company’s initial public offering and expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: weighted average fair value of the underlying common stock of $9.45 per share; volatility of 67-71%; no dividend yield; weighted average risk-free interest rate of 2.98%; and an expected life of ten years. The relative fair value of the warrants, aggregating $2,349,000, was recorded as interest expense immediately in the year ended December 31, 2010 as the debt was due on demand.

The Company assessed whether there was any intrinsic value in the conversion feature and determined that there was no intrinsic value in the conversion feature at the commitment date

9.	Term Loan

On November 9, 2007, the Company entered into a senior secured term loan with a financial institution to support general working capital and operations. The Company drew down an initial tranche of $2,000,000, out of $3,000,000 available at that time and drew the remaining $1,000,000 in March 2008. Borrowings bore a fixed interest rate of 10.25%.

At December 31, 2010, the principal outstanding totaled $100,000 and was paid in January 2011. Unamortized debt discount totaled $4,000 at December 31, 2010.

10.	Warrant Liability

Warrants to purchase an aggregate of 46,093 shares of the Company’s common stock were issued in connection with the term loan described in Note 9. As a result of the issuance of the Series D preferred stock in July 2008, the warrants initially issued to purchase shares of common stock became exercisable for the purchase of Series D preferred stock with an exercise price of $6.50 per share.

Warrants for the purchase of shares that are puttable or mandatorily redeemable are liabilities regardless of the timing of the redemption feature of the stock or the redemption price. Given that the Series D preferred stock was contingently redeemable and was thereby effectively “puttable”, the warrants were classified as a liability and measured at fair value. Changes in the fair value of the warrants are recognized in the statement of operations. In connection with the initial public offering in February 2011, the warrants that were exercisable into Series D preferred stock became exercisable into 55,381 shares of common stock, at which time the fair value of the warrants, totaling $272,000, was reclassified to stockholders’ equity (Note13).

At December 31, 2011 and 2010, there are 5,738 common stock warrants outstanding with an exercise price of $5.35 that are not considered indexed to the Company’s own stock due to price protection provisions. These warrants are accounted for as liabilities and are adjusted to fair value at each reporting date. The changes in fair value of the warrants were not material in the periods presented.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The assumptions included in the Black-Scholes model at December 31, 2011 and 2010 were as follows:

	Preferred Stock Warrant liability	Common Stock Warrant liability
	2010	2011	2010

Weighted-average risk-free interest rate	2.71%	0.90%	2.48%
Expected dividend yield	0%	0%	0%
Weighted-average remaining contractual term	7.2 years	5.3 years	6.3 years
Expected volatility	65%-66%	70%	65%
Fair value of underlying shares of stock	$4.20	$4.72	$7.00

11.	Preferred Stock

Prior to the Company’s initial public offering, the Company had Series A preferred stock, Series A-1 preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock outstanding. On the closing of the Company’s initial public offering on February 9, 2011, all shares of preferred stock converted into common stock.

The Series A preferred stock, Series A-1 preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock are collectively referred to as “Preferred Stock”. The Series B preferred stock was not redeemable and was classified within permanent equity.

The redeemable convertible preferred stock at December 31, 2010 included the following:

(in thousands, except share data)	Number of Shares
Class of Redeemable Convertible Preferred Stock	Authorized	Issued and Outstanding	Liquidation Preference at December 31, 2010	Carrying Value at December 31, 2010

Series A	16,017,067	15,823,566	$23,735	$23,735
Series A-1	2,475,247	2,475,247	5,000	5,000
Series C	1,369,863	1,369,863	5,000	3,694

Series D	6,246,151	6,153,846	40,000	39,664

Total	26,108,328	25,822,522	$73,735	$72,093

The following table summarizes the activity with respect to the redeemable convertible preferred stock for each of the three years in the period ended December 31, 2011.

(in thousands, except share data)	Redeemable Convertible Preferred Stock
	Shares	Amount
At January 1, 2009	25,822,522	$70,082
Accretion of redeemable convertible preferred stock	-	977

At December 31, 2009	25,822,522	71,059
Accretion of redeemable convertible preferred stock	-	1,034

At December 31, 2010	25,822,522	72,093
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(25,822,522)	(72,211)
Accretion of redeemable convertible preferred stock	-	118

At December 31, 2011	-	$-

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Liquidation Preference

In the event of any liquidation, dissolution or winding-up of the Company, which would include the sale of the Company, the Series D preferred stockholders were entitled to be paid prior and in preference to the holders of Series A, A-1, B and C preferred stockholders, which shall be pari passu, before any distribution or payment is made upon the common stock, to be paid an amount equal to the original purchase price per share, plus all declared but unpaid dividends thereon. The original issue purchase price per share of the Series A, Series A-1, Series B, Series C and Series D preferred stock was $1.50, $2.02, $4.21, $3.65 and $6.50, respectively. Any assets remaining following the preferential distribution to the holders of preferred stock would be available for distribution ratably among the holders of common stock.

Registration Rights

The holders of shares of Preferred Stock and certain warrants were entitled to certain registration rights, including demand rights and piggyback rights, with respect to these securities, as set forth in the registration rights agreement between the Company and the holders of these securities or the terms of the warrants. These registration rights would require the Company to use its best efforts to register the shares of the Company’s common stock underlying the preferred stock, warrants and convertible debt for sale under the Securities Act of 1933, subject to certain conditions and limitations. The cost of registration would be incurred by the Company.

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

In August 2010, the board of directors approved the 2010 Employee, Director and Consultant Stock Plan (or the “2010 Stock Plan”) which became effective in February 2011, upon the closing of the initial public offering. The 2010 Stock Plan will expire in August 2020. Under the 2010 Stock Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock based awards. There are 1,199,976 shares of the Company’s common stock authorized for issuance under the 2010 Stock Plan. In addition, the 2010 Stock Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012. At December 31, 2011, there were

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

270,194 shares available for issuance under the 2010 Stock Plan. Options granted under the 2010 Plan have a term of ten years. Vesting of options under the 2010 Stock Plan is set at the discretion of the compensation committee or the board of directors, but is generally four years.

The Company accounts for stock-based awards issued to non-employees by recognizing compensation expense based on the fair value of such awards over the vesting period of the award.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009

Risk-free interest rate	1.01% - 2.86%	2.37%-3.09%	1.64% - 3.19%
Expected dividend yield	0%	0%	0%
Expected life	5.53 - 6.37 years	4 - 6.25 years	5.25 - 6.25 years
Expected volatility	65%-71%	68%-69%	64% - 67%
Weighted-average grant date fair value	$4.64	$6.09	$4.42

Prior to the completion of the initial public offering, the fair value of the common stock underlying the stock options was determined by the Board of Directors at each award grant date based upon a variety of factors, including: independent stock valuations, the illiquid nature of the investment in the Company’s common stock, the Company’s historical performance, the preferences (including the liquidation and redemption) of the Company’s outstanding preferred stock, the Company’s future prospects, the risks associated with the completion of the Company’s business plan and products, and the purchase price of the Company’s stock issued to third parties in arms-length transactions.

The Company does not have significant history of market prices of the common stock as it was not a public company prior to February 4, 2011, and, as such, volatility was estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method, which calculates the expected life based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options.

The following table summarizes information about stock options activity during 2011:

	Number of shares	Weighted- average exercise price

Outstanding, January 1, 2011	2,441,576	$4.37
Granted	953,082	7.24
Exercised	(505,848)	0.89
Forfeited	(57,835)	6.94

Outstanding, December 31, 2011	2,830,975	$5.92

Substantially all options outstanding at December 31, 2011 are expected to vest. During 2011, 2010 and 2009, the Company received $450,000, $43,000 and $20,000 upon exercise of stock options. The intrinsic value of the options exercised in 2011 was $1,864,000. The intrinsic value of the options exercised in 2010 and 2009 was immaterial.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

As of December 31, 2011, options for 1,609,430 shares at a weighted-average exercise price of $4.82 were vested and exercisable. These options have a weighted-average remaining contractual term of 5.06 years. Compensation cost of approximately $4,885,000 was unrecognized for unvested awards as of December 31, 2011. The weighted-average period over which such compensation is expected to be recognized is 2.7 years.

In January 2010, the Board of Directors authorized the Company to settle a portion of the 2009 employee bonus by issuing fully vested stock options to the employees with an aggregate fair value totaling $163,000.

In August 2010, the Board of Directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”) and the Company’s stockholders approved the plan in November 2010. The plan became effective in February 2011 upon the closing of the Company’s initial public offering. The plan provides employees with an opportunity to purchase the Company’s common stock at a discount. There are 119,997 shares of common stock authorized for issuance under the 2010 Employee Stock Purchase Plan.

The ESPP was available to all active employees at the offering date and allowed those eligible employees to purchase the Company’s stock at the lower of 85% of the fair market value of the shares on the offering date or the exercise date, which was four months after commencement of the offering date. For the year ended December 31, 2011, 4,760 shares were issued under the ESPP.

Stock compensation costs have not been capitalized by the Company. Total stock compensation cost has been recognized in the statement of operations as follows for the years ended December 31:

	2011	2010	2009
	(in thousands)

Research and development expense	$445	$476	$565
Selling, general and administrative expense	1,424	1,655	1,816

Total stock compensation cost	$1,869	$2,131	$2,381

13.	Warrants

In connection with the various debt issuances discussed in Notes 8 and 9, the Company issued warrants to purchase common stock to the debt holders. All warrants have a contractual term of ten years from the date of issuance and may be net share-settled at the option of the warrant holder.

The following is a summary of activity for common stock warrants for the year ended December 31, 2011:

	Common stock warrants	Weighted- average exercise price

Outstanding, January 1, 2011	1,314,283	$0.11
Series D warrants converted to common stock warrants	55,381	10.83
Exercised	(272,279)	0.30

Outstanding, December 31, 2011	1,097,385	$0.60

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following is a summary of all outstanding common stock warrants as of December 31, 2011:

Warrants outstanding	Weighted-average exercise price	Expiration date
504,579	$0.03	2015
135,852	$0.10	2016
22,331	$9.88	2017
140,437	$2.86	2018
294,186	$0.02	2020

1,097,385

14.	Commitments and Contingencies

Operating Leases

The Company has entered into non-cancelable operating leases for office/clinical facilities and office facilities located in Waltham, Massachusetts through March 31, 2013, with a renewal option for an additional five years. The Company has also entered into various operating lease agreements for laboratory, computer and office equipment. Rent expense under these operating leases totaled $744,000, $628,000 and $1,285,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum payments under the Company’s operating leases at December 31, 2011, are as follows:

Year	Operating lease obligations
(in thousands)

2012	783
2013	321
2014	119
2015	53

Total minimum lease payments	$1,276

Employment Agreements

The Company has entered into agreements with certain members of senior management. The terms of these agreements include noncompete and nondisclosure provisions as well as provide for defined severance payments and acceleration of vesting of share based awards.

Other Commitments

The Company has committed to certain payments over the next two years related to a supply agreement, a research services agreement and development studies. The Company’s obligations are as follows: $100,000 in each of 2012 and 2013. In addition, the Company may be obligated to pay up to $1.1 million in milestone payments under a funding agreement with a vendor for development efforts in connection with the galectin-3 test. These payments are contingent upon the achievement of certain development milestones.

The Company has committed to pay approximately $67,000 through June 2012 to one of the holders of the Company’s common stock. During the years ended December 31, 2011, 2010 and 2009, the cost of revenue includes $134,000, $134,000 and $262,000, respectively, related to payments made to this stockholder in connection with services and samples acquired in connection with the HRP initiative discussed in Note 16.

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of diagnostic products, for which the Company currently maintains limited product liability insurance. At December 31, 2011, the Company is not aware of any product liability claims.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

15.	Licensing Agreements

In May 2007, the Company entered into a biomarker product license with ACS Biomarker B.V. (“ACS Biomarker”). ACS Biomarker was founded to develop and commercialize cardiovascular biomarkers. Pursuant to the agreement, ACS Biomarker granted the Company an exclusive worldwide sublicense to develop and commercialize two proprietary cardiovascular biomarkers for congestive heart failure, galectin-3 and thrombospondin-2. The licenses are perpetual in duration and permit the Company to sublicense the rights to third parties. In addition, the Company has sublicensed the rights to certain peptides for use in diagnosing atherothrombic vascular disease.

The agreement provides for the Company to make payments to ACS Biomarker in connection with licensing two biomarkers for which the Company intends to develop commercial diagnostic products including the Company’s galectin-3 test. Initial licensing fees of $250,000 were paid in 2009, 2008 and 2007 and were capitalized as intangible assets and are being amortized over the economic life of the technology. The agreement provides for the Company to make a royalty prepayment of $250,000 related to each licensed biomarker upon the occurrence of the first of (i) regulatory approval of a product that incorporates the corresponding licensed biomarker or (ii) the issuance of a U.S. or European Union patent covering a product that incorporates the corresponding licensed biomarker. The Company is obligated to pay royalties to ACS Biomarker, and the amount of such royalties is dependent upon the amount and nature of the product sales or sublicensing income that incorporates the licensed biomarkers, which would include product sales or sublicensing income generated from the Company’s galectin-3 test. In connection with the regulatory approval of the galectin-3 test, the Company paid $250,000 as a prepaid royalty in 2010, which has been recorded as a prepaid asset.

16.	HRP Initiative

In July 2006, the Company executed the first participation agreement under the HRP initiative. This program is a joint research and development effort to advance the understanding, recognition and management of high-risk plaque for the benefit of all stakeholders in the healthcare system. The first agreement was executed with Merck & Co., Inc. In November 2006, the second participation agreement was executed with AstraZeneca. Both these agreements have total fees of $5.0 million each. The third agreement was executed in December 2006 with Royal Philips Electronics. Cash compensation under this particular agreement will be $3.95 million with the remaining $1.05 million to be provided in-kind contributions of equipment and services. During 2008, the Company received additional funding commitments from Takeda Pharmaceuticals and Abbott Pharmaceuticals. Both these agreements had total fees of $5.0 million each, raising the total commitments to approximately $25 million. At December 31, 2011, the Company had received all funds committed under the HRP initiative.

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

Revenues recognized during the year ended December 31, 2011, 2010 and 2009 totaled $1,095,000, $640,000 and $6,478,000, respectively, for this arrangement. At December 31, 2011, there was $565,000 included in restricted cash and deferred revenue and customer deposits related to services that are expected to be delivered under the HRP initiative in 2012. The Company does not anticipate any significant funding under the HRP initiative in the future.

17.	401(k) Savings Plan

In October 2001, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The Company has not made any matching contributions into the plan through December 31, 2011.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2011 and 2010. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarterly Results for the Year Ended December 31, 2011
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenue	$855	$221	$179	$379
Total costs and operating expenses	3,851	5,062	5,092	5,114
Net loss	(3,131)	(4,836)	(4,881)	(4,734)
Basic and diluted loss per common share	$(0.27)	$(0.25)	$(0.25)	$(0.23)

	Quarterly Results for the Year Ended December 31, 2010
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenue	$104	$418	$98	$199
Total costs and operating expenses	4,863	3,951	3,656	2,955
Net loss	(5,610)	(3,742)	(4,487)	(3,323)
Basic and diluted loss per common share	$(1.99)	$(1.36)	$(1.59)	$(1.18)

19.	Subsequent Events

On February 10, 2012, the Company entered into a $15.0 million loan facility. Initial funding under the facility was $10.0 million, which was received by the Company upon closing. Subject to certain conditions including the cumulative commercial revenues, the Company may draw an additional $5.0 million term loan on or before February 10, 2013. The initial term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. Interest only payments will be made for the first twelve months of the loan term. Principal and interest payments commence in March 2013 and continue through maturity at September 2015. In connection with this initial loan facility draw down, the Company issued warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share, which will be accounted for as a debt discount and recognized as interest expense over the term of the loan. Additional warrants will be issued to the lenders in the event that the Company draws down an additional $5.0 million under the facility.