Form 10-Q
period 2012-03-31
BG Medicine, Inc.
filed 2012-05-15
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the registrant had 20,007,197 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$27,952	$23,874
Restricted cash	561	565
Accounts receivable	205	115
Inventory	528	212
Prepaid expenses and other current assets	891	550

Total current assets	30,137	25,316

Property and equipment, net	327	301
Intangible assets, net	435	456
Deposits and other assets	210	37

Total assets	$31,109	$26,110

Liabilities and Stockholders’ Equity
Current liabilities
Term loan, current portion	$265	$—
Accounts payable	1,312	487
Accrued expenses	4,302	3,348
Deferred revenue and customer deposits	1,293	1,368

Total current liabilities	7,172	5,203

Term loan, net of current portion	9,505	—
Warrant liability	26	15

Total liabilities	16,703	5,218

Stockholders’ equity
Common stock; $.001 par value; 100,000,000 shares authorized at March 31, 2012 and December 31, 2011; 19,988,088 and 19,966,034 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	20	20
Additional paid-in capital	135,369	134,192
Accumulated deficit	(120,983)	(113,320)

Total stockholders’ equity	14,406	20,892

Total liabilities and stockholders’ equity	$31,109	$26,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share data)

Revenue:
Product revenue	$416	$12
Service revenue	64	843

Total revenue	480	855

Costs and Operating Expenses:
Cost of product revenue	147	4
Cost of service revenue	64	147
Research and development	2,980	1,713
Selling, general and administrative	4,789	1,987

Total costs and operating expenses	7,980	3,851

Loss from operations	(7,500)	(2,996)

Interest income	—	8
Interest expense	(153)	(91)
Other expense	(10)	(52)

Net loss	(7,663)	(3,131)
Accretion of redeemable convertible preferred stock	—	(118)

Net loss attributable to common stockholders	$(7,663)	$(3,249)

Net loss attributable to common stockholders per share - basic and diluted	$(0.38)	$(0.27)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	19,977,632	12,176,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Cash flows from operating activities
Net loss	$(7,663)	$(3,131)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	77	117
Stock-based compensation	777	353
Non-cash interest expense and changes in fair value of warrant liability	30	142
Changes in operating assets and liabilities
Restricted cash	4	(209)
Accounts receivable	(90)	407
Inventory	(316)	(49)
Prepaid expenses and other current assets	(269)	(288)
Accounts payable and accrued expenses	1,803	(513)
Deferred revenue and customer deposits	(75)	(127)

Net cash flows used in operating activities	(5,722)	(3,298)

Cash flows from investing activities
Purchases of property and equipment and intangibles	(82)	(8)

Net cash flows used in investing activities	(82)	(8)

Cash flows from financing activities
Proceeds from initial public offering	—	37,433
Proceeds from issuance of term loan	10,000	—
Payments on term loan	—	(100)
Costs related to initial public offering	—	(833)
Costs related to term loan issuance	(256)	—
Proceeds from the exercise of stock options	138	—

Net cash flows provided by financing activities	9,882	36,500

Net increase in cash and cash equivalents	4,078	33,194

Cash and cash equivalents, beginning of period	23,874	2,425

Cash and cash equivalents, end of period	$27,952	$35,619

Supplemental disclosure of cash flow information

Cash paid for interest	$62	$2
Accrued deferred offering costs	—	462

Supplemental disclosure of non-cash activities

Settlement of 2011 accrued bonus with stock issuance	22	—
Issuance of common stock warrants	240	—
Conversion of preferred stock	—	72,210
Conversion of bridge notes and accrued interest	—	6,361
Conversion of warrant liability	—	272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine “ or the “Company”) is a life sciences company focused on the discovery, development and commercialization of novel cardiovascular diagnostics to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. The Company has developed initial product candidates to address significant unmet needs in cardiovascular disease. The Company’s first commercialized product, the BGM Galectin-3 TM test for use in patients with heart failure, received clearance from the FDA in late 2010 and is commercially available in the United States, as well as in Europe under a CE Mark. The Company is also developing CardioSCORE, a blood test designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. In December 2011, the Company submitted a
510(k) premarket notification to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States. The Company’s headquarters and primary place of business is located in Waltham, Massachusetts.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2012 and results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

At March 31, 2012, the Company had cash and cash equivalents totaling $28.0 million, restricted cash totaling $561,000, and working capital totaling $23.0 million. During the quarter ended March 31, 2012, the Company incurred a net loss totaling $7.7 million and used cash in operating activities totaling $5.7 million. The Company expects to continue to incur losses and use cash in operating activities during the remainder of 2012 and beyond. In February 2012, the Company entered into a $15.0 million loan facility under which the Company immediately borrowed $10.0 million (Note 4). The Company believes that its existing cash and cash equivalents, together with the Company’s achievement of certain revenue milestones that would allow the Company to draw the second tranche of $5.0 million under the loan facility, would be sufficient to meet the Company’s anticipated cash requirements through 2013.

2.	Significant Accounting Policies

Restricted Cash

Restricted cash of approximately $561,000 at March 31, 2012 consisted of cash received under the High Risk Plaque (HRP) Initiative. This cash is to be used solely to fund the research and development efforts under this strategic initiative.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011

Raw materials	$69	$51
Finished goods	459	161

Total inventories	$528	$212

Intangible Assets

Intangible assets with an original cost of $750,000 are comprised of completed technology that was obtained under a perpetual license. The asset is being amortized over its economic life, which has been determined to be 10 years. Accumulated amortization totaled $315,000 and $294,000 at March 31, 2012 and December 31, 2011, respectively. Amortization expense for the three months ended March 31, 2012 and 2011 was $21,000 and $21,000, respectively. The annual amortization expense for the next 5 years is expected to approximate $85,000.

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

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the three months ended March 31, 2012 and 2011:

	2012	2011
	(in thousands, except share and per share data)
Net loss	$(7,663)	$(3,131)
Accretion of preferred stock	—	(118)

Net loss attributable to common stockholders	$(7,663)	$(3,249)

Weighted average number of shares - basic and diluted	19,977,632	12,176,870
Net loss per share attributable to common stockholders - basic and diluted	$(0.38)	$(0.27)

For the three months ended March 31, 2012 and 2011, the following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	2012	2011
Options to purchase common stock	3,704,711	2,474,100
Warrants to purchase common stock	1,134,042	1,355,646

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s long-term debt, the fair value of long-term debt was not significantly different than the carrying value at March 31, 2012. The fair value of the other financial instruments is addressed below.

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

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Description	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2012
Liabilities:
Warrant liability	$—	$—	$26	$26

December 31, 2011
Assets:
Cash equivalents, including restricted cash	$24,045	$—	$—	$24,045

Liabilities:
Warrant liability	$—	$—	$15	$15

The Company’s cash equivalents and restricted cash at December 31, 2011 consist of money market funds which have been classified as Level 1 because these investments are registered securities that are actively traded. As such, fair value was determined based upon the quoted price for identical assets.

The fair value of the common stock warrants at March 31, 2012 and December 31, 2011 was determined using the Black-Scholes option pricing method. The assumptions included in the Black-Scholes model were as follows:

	Common Stock Warrant Liability
	March 31, 2012	December 31, 2011

Weighted-average risk-free interest rate	1.05%	0.90%
Expected dividend yield	0%	0%
Weighted-average remaining contractual term	5.0 years	5.3 years
Expected volatility	69% - 70%	70%
Fair value of underlying shares of stock	$7.02	$4.72

Significant increases (decreases) in any of those inputs, but primarily the fair value of underlying shares of stock, in isolation would result in a significantly lower (higher) fair value measurement.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward for the three months ending March 31, 2012 and 2011 of the fair value of the warrant liability categorized with Level 3 inputs:

	Warrant Liability
	2012	2011
	(in thousands)

Balance - Beginning of period	$15	$248
Increase in fair value - recognized in operations as other expense	11	54
Reclassification of warrant liability to additional paid in capital	—	(272)

Balance - End of period	$26	$30

The change in fair value of the warrants was primarily due to the passage of time and changes in the fair value of the equity instruments that underlie the warrants.

4.	Term Loan

On February 10, 2012, the Company entered into a $15.0 million loan facility. Initial funding under the facility was $10.0 million, which was received by the Company upon closing. Subject to successful achievement of certain revenue milestones and other customary conditions, the Company may draw an additional $5.0 million term loan on or before February 10, 2013. The initial term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. Interest only payments will be made for the first twelve months of the loan term. Principal and interest payments commence in March 2013 and continue through maturity at September 2015.

In connection with this initial loan facility draw down, the Company issued warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan. Additional warrants will be issued to the lenders in the event that the Company draws down an additional $5.0 million under the facility.

The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The term loan agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the term loan agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the term loan agreement to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the term loan agreement).

5.	Warrants

During the three months ended March 31, 2012, the Company issued 36,657 common stock warrants pursuant to a term loan (Note 4). At March 31, 2012, there were warrants to purchase 1,134,042 shares of common stock outstanding with a weighted-average exercise price of $0.80 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Overview

We are a life sciences company focused on the discovery, development and commercialization of novel cardiovascular diagnostics to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. We have developed our initial product candidates to address significant unmet needs in cardiovascular disease. Our first commercialized product, the BGM Galectin-3TM test for use in patients with heart failure, received clearance from the FDA in late 2010 and is commercially available in the United States, as well as in Europe under a CE Mark. This manual version of our test is being marketed in the United States through several regional and national laboratory testing facilities. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test, and we expect that, during 2012, the first of our partners will file for regulatory clearance in the United States and also begin marketing an automated version of the test in Europe under a CE Mark. In May 2012, we submitted a 510(k) to extend the approved labeling indication for the BGM Galectin-3 test to include individuals in the general adult population who are at risk for developing heart failure based on elevated levels of galectin-3. If we obtain clearance in the United States for this additional indication, we expect that the potential market for our galectin-3 test will increase significantly. In May 2012, we also obtained CE Mark in the European Union (EU) for this expanded indication for the BGM Galectin-3 test and we are working with our partners to begin commercialization in the EU. We are also developing CardioSCORE, a blood test designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. Our validation, or registration, study demonstrated that CardioSCORE has the potential to offer a significant improvement over conventional risk factor-based approaches for heart attack and stroke risk. In December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market our CardioSCORE test in the United States. In February 2012, we received a letter from the FDA regarding our 510(k) notification that requested additional information, including information regarding our clinical validation study and additional analytical study data. We are undertaking activities to respond to the FDA. Our response to the FDA is due no later than mid-August 2012. Based on anticipated future interactions with the FDA regarding the additional information requested, we expect to be able to better assess whether our goal of obtaining FDA clearance by year-end is achievable.

During the three months ended March 31, 2012, we incurred a net loss of $7.7 million. During the three months ended March 31, 2012, we used cash in operating activities of $5.7 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2012 and beyond.

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

Cost of Product Revenue

Our cost of product revenue to date consists of expenses related to our galectin-3 test. These expenses include contract-manufactured galectin-3 tests and royalty expenses on our galectin-3 tests.

Cost of Service Revenue

Our cost of service revenue to date consists primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses. Cost of service revenue in 2012 is expected to consist primarily of costs incurred to support the HRP initiative.

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

Selling, General and Administrative Expenses

Selling expenses consist primarily of costs related to commercialization activities for our galectin-3 test. We expect increases in our selling and marketing expenses during the remainder of 2012 and beyond as we continue to conduct selling and marketing activities for the market development and commercialization of our products and product candidates.

General and administrative expenses consist primarily of personnel-related expenses, occupancy expenses, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses. We expect that our general and administrative expenses will increase as we expand our business operations to accommodate new product offerings and add commercial infrastructure.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to those policies during the three months ended March 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenue

Revenue decreased by 44%, or $375,000, to $480,000 in the three months ended March 31, 2012 from $855,000 in the same period in 2011. Service revenue decreased in the three months ended March 31, 2012 by $779,000 to $64,000 from $843,000 in the same period in 2011 primarily due to reduced activity in the HRP initiative. We do not expect to generate significant service revenue from the HRP initiative and other service agreements for the balance of 2012 and beyond. Product revenue increased in the three months ended March 31, 2012 by $404,000, to $416,000 from $12,000 in the same period in 2011. This increase is due to increased sales of our manual Galectin-3 test to our regional and national laboratory customers. We expect product revenues from sales of our diagnostic products to increase as the automated versions of the galectin-3 test become available for commercial use and we obtain an analyte-specific CPT Code for our galectin-3 test.

Costs and Operating Expenses

Cost of Product Revenue

Cost of product revenue increased by $143,000, to $147,000 in the three months ended March 31, 2012 as compared to $4,000 in the same period in 2011. The increase in cost of product revenue was commensurate with the increase in product revenue from increased sales of our galectin-3 tests and royalty expenses.

Cost of Service Revenue

Cost of service revenue decreased by 56%, or $83,000, to $64,000 in the three months ended March 31, 2012 as compared to $147,000 in the same period in 2011. The decrease in cost of service revenue was commensurate with the decrease in service revenue and primarily attributable to the reduced activity from the HRP initiative and the general winding down of activity under prior service agreements.

Research and Development Expenses

Research and development expenses increased by 74%, or $1.3 million, to $3.0 million in the three months ended March 31, 2012 as compared to $1.7 million in the same period in 2011. The increase was primarily due to activity associated with our internal biomarker discovery and development efforts, primarily related to automated versions of our galectin-3 test in conjunction with our automated partners and our CardioSCORE program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.8 million, to $4.8 million in the three months ended March 31, 2012 as compared to $2.0 million in the same period in 2011. Marketing expenses increased by 250%, or $2.1 million, primarily due to marketing activities, personnel-related costs and medical education programs associated with commercialization support for our galectin-3 product. General and administrative expenses increased by 63%, or $727,000, primarily due to personnel-related costs and expenses related to being a public company, including legal and regulatory costs, directors’ and officers’ insurance premiums, and accounting and financial reporting expense.

Interest Income

We did not record any interest income in the three months ended March 31, 2012 due to low interest rates. This represents a decrease of $8,000 from the same period in 2011.

Interest Expense

Interest expense increased by 68%, or $62,000, to $153,000 in the three months ended March 31, 2012 as compared to $91,000 the same period in 2011. Interest expense for the three months ended March 31, 2012 was comprised of cash interest and amortization of debt issuance costs associated with our February 2012 term loan facility of $134,000 and $19,000, respectively. Interest expense for the three months ended March 31, 2011 was comprised primarily of the non-cash expenses arising from the 2010 bridge notes of $84,000.

Income Taxes

The provision for income taxes was zero in the three months ended March 31, 2012 and 2011 due to the losses incurred and full valuation allowance recognized on our deferred tax assets because we cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2012, we had $28.0 million of cash, $561,000 of restricted cash from funding received under the HRP initiative, and working capital of $23.0 million.

On February 10, 2012, we entered into a $15.0 million secured loan facility with GE Capital, Healthcare Financial Services and Comerica Bank. An initial term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction. Subject to successful achievement of certain revenue milestones and other customary conditions, we may draw an additional $5.0 million term loan on or before February 10, 2013. The initial term loan accrues interest at a rate of 8% plus the higher of (a) the 3-month LIBOR (London Bank Inter-Bank Offer Rate) rate or (b) 1.25% per annum, and has a term of 42 months. Additionally, no principal repayment is due for the first twelve months of the term. We issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. If we draw the additional $5.0 million term loan, we will be obligated to issue additional warrants to the lenders, consistent with the warrant formula applicable to the initial term loan.

Net Cash Flows

For the three months ended March 31, 2012, we used cash in operating activities of $5.7 million, which reflects the net loss incurred totaling $7.7 million, offset by $2.0 million of non-cash charges and changes in working capital balances. Cash flows used in investing activities of $82,000 consisted of purchases of property and equipment. Net cash flows provided by financing activities were $9.9 million, which included net proceeds raised from the $10 million term loan, and $138,000 from the exercise of employee stock options. As a result, we had a net increase in cash for the three months ended March 31, 2012 of $4.1 million.

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

Funding Requirements

To date, we have generated revenue primarily through the provision of services to third parties in connection with our initiatives, collaborations and biomarker discovery and analysis services agreements. We do not expect to generate significant revenue through the provision of services to third parties in the future. Our first commercial product, the manual version of our BGM Galectin-3 test for heart failure, was launched in late 2010 and we generated $416,000 of revenues from the sales of this test in the three months ended March 31, 2012. During the three months ended March 31, 2012, we incurred net losses totaling $7.7 million and used cash in operating activities totaling $5.7 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2012 and beyond. We expect to use our existing cash to fund operations, including our development and commercialization activities for the automated versions of our galectin-3 test, the potential commercialization of our CardioSCORE diagnostic test, as well as the discovery of new biomarkers. We believe that our existing cash and cash equivalents, which include $10.0 million in proceeds from our February 2012 term loan, and our successful achievement of certain revenue milestones that would allow us to draw the second tranche of $5.0 million under our loan facility, would be sufficient to meet our anticipated cash requirements through 2013.

If we are not able to draw the second tranche of $5.0 million under our loan facility and generate significant revenues from sales of our galectin-3 and CardioSCORE tests, we would be required to raise additional capital by mid-2013 to continue our operations. We may consider any of the following options:

•	partnering opportunities with diagnostics, pharmaceutical or biotechnology companies;

•	license, sublicense, or other sources of financing relating to the development programs of our product candidates and other intellectual property; or

•	sales of equity or debt securities or the incurrence of commercial debt.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of product candidates and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	the rate of progress and cost of our commercialization activities;

•	our success in obtaining regulatory clearance for our product candidates;

•	the success of our research and development efforts;

•	the expenses we incur in marketing and selling our products;

•	the revenue generated by sales of our galectin-3 test and any future products;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

Contractual Obligations and Commitments

Except for the $15.0 million term loan we entered into on February 10, 2012, as described in the section entitled “Sources of Liquidity - Term Loan,” there have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Special Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•

our estimates of future performance, including the expected commercialization of the automated versions of our galectin-3 test, other indications for our galectin-3 test, our CardioSCORE test and timing of the launch of our product candidates;

•	our ability to market, commercialize and achieve market acceptance for our cardiovascular diagnostic tests and any of our other product candidates that we are developing or may develop in the future;

•

our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our product candidates;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our product candidates;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests and our product candidates;

•

our ability to enter into collaboration agreements with respect to our cardiovascular diagnostic tests and our product candidates and the performance of our collaborative partners under such agreements;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our research and development and commercialization efforts;

•	our ability to successfully obtain sufficient supplies of samples for our biomarker discovery and development efforts;

•

our ability to service the principal and interest amounts payable under our secured loan facility and to achieve revenue milestones and other conditions necessary for us to obtain additional funding under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Our exposure to market risk is limited to our cash and cash equivalents and long-term debt. However, we periodically invest in short-term marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. In February 2012, we entered into a variable rate term loan facility. Because of the short-term maturities of our investments and debt, we do not believe that an increase or decrease in market rates would have a material negative impact on our results of operations or financial position

We do not have any material foreign currency exposure and do not hedge any foreign currency exposures.

Our long-term debt under our term loan facility bears interest at variable rates. In February 2012, we entered into a $15.0 million loan facility from which we raised initial gross proceeds of $10.0 million. Interest on the term loan is payable at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. As a result of the maximum 9.25% per annum interest rate under the term loan facility, we have limited exposure to changes in interest rates on borrowings under our term loan facility.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

Not applicable.

(b)	Use of Proceeds

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The registration statement on Form S-1 (File No. 333-164574), or the Registration Statement, filed in connection with our initial public offering was declared effective by the Securities and Exchange Commission on February 3, 2011. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $34.8 million.

As of March 31, 2012, $16.0 million of the net proceeds of the offering had been used primarily for general working capital purposes, including the commercialization of our BGM Galectin-3 test for heart failure and related sales and marketing expenses incident thereto. The net proceeds from the offering have been invested in our operating account, bank time deposits, money market funds and short term marketable securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2012.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Employment Agreement by and between the Registrant and Eric Bouvier, effective as of January 9, 2012		Form 10-K (Exhibit 10.21)	3/30/12	001-33827

10.2*	Employment Agreement by and between the Registrant and Pieter Muntendam, M.D., effective as of January 9, 2012		Form 10-K (Exhibit 10.22)	3/30/12	001-33827

10.3*	Non-Qualified Stock Option Agreement by and between the Registrant and Eric Bouvier, dated as of January 9, 2012		Form 10-K (Exhibit 10.33)	3/30/12	001-33827

10.4	Loan and Security Agreement by and among the Registrant, General Electric Capital Corporation as Agent, the Lenders and the Guarantors, dated as of February 10, 2012		Form 8-K (Exhibit 10.1)	2/16/12	001-33827

10.5	Promissory Note issued by the Registrant to General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.2)	2/16/12	001-33827

10.6	Promissory Note issued by the Registrant to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.3)	2/16/12	001-33827

10.7	Pledge Agreement by and between the Registrant and General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.4)	2/16/12	001-33827

10.8	Warrant issued by the Registrant to GE Capital Equity Investments, Inc., dated as of February 10, 2012		Form 8-K (Exhibit 10.5)	2/16/12	001-33827

10.9	Warrant issued by the Registrant to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.6)	2/16/12	001-33827

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101@	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

(*)	Management contract or compensatory plan or arrangement.
@	Pursuant to Rule 406T of Regulation S-T, the Interactive .Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: May 15, 2012	By:	/s/ Eric Bouvier
Eric Bouvier
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Michael W. Rogers
Michael W. Rogers
Executive Vice President, Chief Financial Officer and Treasurer