Form 10-Q
period 2012-09-30
BG Medicine, Inc.
filed 2012-11-13
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, the registrant had 20,502,267 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$17,579	$23,874
Restricted cash	473	565
Accounts receivable	147	115
Inventory	452	212
Prepaid expenses and other current assets	749	550

Total current assets	19,400	25,316

Property and equipment, net	239	301
Intangible assets, net	393	456
Deposits and other assets	116	37

Total assets	$20,148	$26,110

Liabilities and Stockholders’ Equity
Current liabilities
Term loan, current portion	$2,237	$—
Accounts payable	1,002	487
Accrued expenses	5,394	3,348
Deferred revenue and customer deposits	1,180	1,368

Total current liabilities	9,813	5,203

Term loan, net of current portion	7,593	—
Warrant liability	10	15

Total liabilities	17,416	5,218

Stockholders’ equity
Common stock; $.001 par value; 100,000,000 shares authorized at September 30, 2012 and December 31, 2011; 20,498,062 and 19,966,034 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	20	20
Additional paid-in capital	136,902	134,192
Accumulated deficit	(134,190)	(113,320)

Total stockholders’ equity	2,732	20,892

Total liabilities and stockholders’ equity	$20,148	$26,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Revenue:
Product revenue	$610	$87	$1,592	$144
Service revenue	31	92	151	1,111

Total revenue	641	179	1,743	1,255

Costs and Operating Expenses:
Cost of product revenue	209	31	552	48
Cost of service revenue	31	53	151	380
Research and development	2,549	1,936	7,662	6,010
Selling, general and administrative	4,388	3,072	13,501	7,567

Total costs and operating expenses	7,177	5,092	21,866	14,005

Loss from operations	(6,536)	(4,913)	(20,123)	(12,750)

Interest income	9	10	17	25
Interest expense	(302)	—	(779)	(90)
Other income (expense)	15	22	15	(33)

Net loss	(6,814)	(4,881)	(20,870)	(12,848)
Accretion of redeemable convertible preferred stock	—	—	—	(118)

Net loss attributable to common stockholders	$(6,814)	$(4,881)	$(20,870)	$(12,966)

Net loss attributable to common stockholders per share - basic and diluted	$(0.34)	$(0.25)	$(1.04)	$(0.77)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	20,320,190	19,344,905	20,118,768	16,925,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(20,870)	$(12,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	210	330
Stock-based compensation	1,881	1,291
Non-cash interest expense and changes in fair value of warrant liability	139	124
Changes in operating assets and liabilities
Restricted cash	92	(631)
Accounts receivable	(32)	698
Inventory	(240)	(330)
Prepaid expenses and other current assets	(96)	(319)
Accounts payable and accrued expenses	2,583	568
Deferred revenue and customer deposits	(188)	(79)

Net cash flows used in operating activities	(16,521)	(11,196)

Cash flows from investing activities
Purchases of property and equipment and intangibles	(85)	(65)
Purchases of investments	—	(16,048)
Proceeds from sales and maturities of investments	—	1,800

Net cash flows used in investing activities	(85)	(14,313)

Cash flows from financing activities
Proceeds from initial public offering	—	37,433
Proceeds from issuance of term loan	10,000	—
Payments on term loan	—	(100)
Costs related to initial public offering	—	(1,295)
Costs related to term loan issuance	(256)	—
Proceeds from ESPP purchase	30	—
Proceeds from the exercise of stock options	537	147

Net cash flows provided by financing activities	10,311	36,185

Net (decrease) increase in cash and cash equivalents	(6,295)	10,676

Cash and cash equivalents, beginning of period	23,874	2,425

Cash and cash equivalents, end of period	$17,579	$13,101

Supplemental disclosure of cash flow information

Cash paid for interest	$532	$2

Supplemental disclosure of non-cash activities

Settlement of 2011 accrued bonus with stock issuance	22	—
Issuance of common stock warrants	240	—
Conversion of preferred stock	—	73,919
Conversion of bridge notes and accrued interest	—	6,361
Conversion of warrant liability	—	272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a life sciences company focused on the development and commercialization of novel cardiovascular diagnostics to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. The Company has developed initial product candidates to address significant unmet needs in cardiovascular disease. The Company’s first commercialized product, the BGM Galectin-3 ® test for use in patients with heart failure, received clearance from the FDA in late 2010 and is commercially available in the United States, as well as in Europe under a CE Mark. The Company is also developing the CardioSCORETM test, a blood test designed as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The Company’s headquarters and primary place of business is located in Waltham, Massachusetts.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2012 and results of operations and cash flows for the interim periods ended September 30, 2012 and 2011. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results of the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

At September 30, 2012, the Company had cash and cash equivalents totaling $17.6 million, excluding restricted cash. During the nine months ended September 30, 2012, the Company incurred a net loss of $20.9 million and used $16.5 million of cash in operating activities. The Company expects to continue to incur losses and use cash in operating activities during the remainder of 2012 and beyond.

The Company believes that its existing cash and cash equivalents would be sufficient to meet its anticipated cash requirements through the third quarter of 2013.

In February 2012, the Company entered into a $15.0 million loan facility under which it immediately borrowed $10.0 million (Note 4). Under the loan facility, the Company may borrow up to an additional $5.0 million provided that the Company achieves at least $2.5 million in cumulative product revenue, measured on a trailing six-month basis as of January 31, 2013. As of September 30, 2012, the Company would need to generate an additional $2.1 million in product revenues prior to January 31, 2013 to meet this requirement. If the Company is able to achieve this revenue target and borrows an additional $5.0 million, it believes it would then be able to fund its cash requirements through the end of 2013. Assuming a consistent increase in product revenue relative to its increase during the nine months ended September 30, 2012 and assuming no change in terms of the loan facility, the Company does not currently anticipate that it will generate sufficient additional product revenue to be eligible to draw the additional $5.0 million under the loan facility. Additionally, as further described in Note 4, the Company’s term loan agreement provides that in the event of insolvency or the occurrence of a material adverse event, the lender could foreclose on the collateral securing the indebtedness, including the Company’s cash and cash equivalents.

If the Company is able to access its available cash but is unable to make additional borrowings under its existing loan facility, it will be required to raise additional capital to continue operations beyond the third quarter of 2013. The Company is considering the following options to improve its liquidity:

•	partnering opportunities with diagnostics, pharmaceutical or biotechnology companies;

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	license, sublicense or other sources of financing relating to the marketing and development programs of the Company’s products and other intellectual property; or

•	sales of equity securities.

If the Company is unable to obtain financing or enter into licensing or partnering arrangements on acceptable terms at that time, the Company will be required to implement aggressive cost reduction strategies, in addition to the strategic reorganization the Company implemented in November 2012 (Note 5). These reductions would significantly impact research and development expenses, as well as sales and marketing expenses, related to the development and commercialization of the BGM Galectin-3 test and the CardioSCORE test. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm the Company’s business, financial condition and results of operations.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

2.	Significant Accounting Policies

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011
Raw materials	$22	$51
Finished goods	430	161

Total inventories	$452	$212

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

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Net loss	$(6,814)	$(4,881)	$(20,870)	$(12,848)
Accretion of preferred stock	—	—	—	(118)

Net loss attributable to common stockholders	$(6,814)	$(4,881)	$(20,870)	$(12,966)

Weighted average number of shares - basic and diluted	20,320,190	19,344,905	20,118,768	16,925,693
Net loss per share attributable to common stockholders - basic and diluted	$(0.34)	$(0.25)	$(1.04)	$(0.77)

For the three and nine months ended September 30, 2012 and 2011, the following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	2012	2011
Options to purchase common stock	2,784,777	3,202,391
Warrants to purchase common stock	1,086,343	1,249,001

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income.” This update requires companies to present reclassification adjustments included in other comprehensive income on the face of the consolidated financial statements and allows companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance became effective for the Company on January 1, 2012. The Company has no other comprehensive income for the three and nine months ended September 30, 2012 and September 30, 2011 and therefore the guidance had no impact on the condensed consolidated financial statements.

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s long-term debt, the fair value of long-term debt was not significantly different than the carrying value at September 30, 2012. The fair value of the other financial instruments is addressed below.

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

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

Description	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2012
Liabilities:
Warrant liability	$—	$—	$10	$10

December 31, 2011
Assets:
Cash equivalents, including restricted cash	$24,045	$—	$—	$24,045

Liabilities:
Warrant liability	$—	$—	$15	$15

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

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the common stock warrants at September 30, 2012 and December 31, 2011 was determined using the Black-Scholes option pricing method. The assumptions included in the Black-Scholes model were as follows:

	Common Stock Warrant Liability
	September 30, 2012	December 31, 2011
Weighted-average risk-free interest rate	0.55%	0.90%
Expected dividend yield	0%	0%
Weighted-average remaining contractual term	4.5 years	5.3 years
Expected volatility	74% - 75%	70%
Fair value of underlying shares of stock	$3.68	$4.72

Significant increases (decreases) in any of those inputs, but primarily the fair value of underlying shares of stock, in isolation would result in a significantly lower (higher) fair value measurement.

The following table provides a roll-forward for the three and nine months ending September 30, 2012 and 2011 of the fair value of the warrant liability categorized with Level 3 inputs:

	Warrant Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance - Beginning of period	$25	$32	$15	$248
(Decrease) increase in fair value - recognized in operations as other income (expense)	(15)	(21)	(5)	35
Reclassification of warrant liability to additional paid in capital	—	—	—	(272)

Balance - End of period	$10	$11	$10	$11

The change in fair value of the warrants was primarily due to the passage of time and changes in the fair value of the equity instruments that underlie the warrants.

4.	Term Loan

On February 10, 2012, the Company entered into a $15.0 million loan facility. Initial funding under the facility was $10.0 million, which was received by the Company upon closing. Under the loan facility, the Company may borrow up to an additional $5.0 million provided that the Company achieves at least $2.5 million in cumulative product revenue, measured on a trailing six-month basis as of January 31, 2013. As of September 30, 2012, the Company would need to generate an additional $2.1 million in product revenues prior to January 31, 2013 to meet this requirement.

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

The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The term loan agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others,

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the term loan agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the term loan agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash and cash equivalents. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the term loan agreement).

5.	Subsequent Event

Strategic Reorganization

As part of the Company’s new commercial strategy, in November 2012 the Company implemented a strategic reorganization in its research and development department, away from its previous focus on early stage discovery and toward a more commercially-oriented role in support of studies designed to further differentiate and support the BGM Galectin-3 and CardioSCORE tests in the marketplace. As a result of this strategic reorganization, 11 positions in early discovery research have been eliminated, enabling the Company to dedicate a greater share of its research and development budget to commercial support and market growth activities. As a result, the Company will record a fourth quarter charge of approximately $150,000, with expected savings of up to $1.2 million in 2013. After this strategic reorganization, the Company will have 26 full time employees.

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

Overview

We are a life sciences company focused on the development and commercialization of novel cardiovascular diagnostics to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. We have developed our initial product candidates to address significant unmet needs in cardiovascular disease.

New Commercial Strategy

On November 13, 2012, we announced a new commercial strategy to speed the adoption and increase the sales of our cardiovascular diagnostic tests. As part of this strategy, we launched a new campaign at the American Heart Association (AHA) Scientific Sessions 2012 focused on the urgent need to reduce rates of unplanned hospital readmissions. The Centers for Medicare & Medicaid Services (CMS) guidelines that went into effect on October 1, 2012 will impose financial penalties on hospitals and other healthcare providers expected to reach an aggregate of nearly $300 million in 2013 and nearly $1 billion by 2015, if improvements are not made. Because heart failure patients with elevated levels of galectin-3 are two-to-three times more likely than other heart failure patients to be readmitted to the hospital within 30 days of discharge, we believe that identifying these high-risk patients through galectin-3 testing is a potentially valuable and cost-effective tool in a hospital’s strategy to reduce unplanned 30-day readmissions. Also as part of our new strategy, we are transforming our current field sales force from an awareness- and education-focused organization into one with a sales mission and growth strategy. Our new field sales force will focus initially on promoting galectin-3 testing at a core group of hospitals with higher-than-average readmission rates, which are at risk of incurring significant financial penalties due to the new CMS rules.

In addition, as part of our new strategy, we have also begun to build our own dedicated sales organization and have taken steps to open our own CLIA (Clinical Laboratory Improvement Amendments) certified clinical laboratory, or CLIA lab, in order to play a more active role with our commercial partners to increase the sales of the BGM Galectin-3® test. We expect to open the BG Medicine CLIA lab in the first half of 2013 in order to make galectin-3 testing available to hospitals and other health care providers. We expect that our CLIA lab will further strengthen our own infrastructure to support sales made directly by BG Medicine. Furthermore, we announced that we are proceeding with the commercial offering of the CardioSCORETM test in order to bring its benefits in the management of patients at risk of suffering a cardiovascular event to physicians and patients as quickly as possible. To that end, we are continuing our discussions with the FDA regarding 510(k) clearance for the CardioSCORE test kit. We also expect to launch the CardioSCORE test initially in Europe through one or more partners, assuming receipt of a CE mark, which we expect to receive in the first quarter of 2013. In order to implement our new commercial strategy, we conducted a strategic reorganization of our research and development department, away from our previous focus on early stage discovery and toward a more commercially-oriented role in support of our cardiovascular diagnostic tests in the marketplace. As a result of this reorganization, we eliminated 11 positions in early discovery research, enabling us to dedicate a greater share of our research and development budget to commercial support and market growth activities.

BGM Galectin-3 Test

Our first commercialized product, the BGM Galectin-3 test for use in patients with heart failure, received clearance from the FDA in late 2010 and is commercially available in the United States, as well as in Europe under a CE Mark. This manual version of our test is being marketed in the United States through several regional and national laboratory testing facilities. In November 2012, the Centers for Medicare and Medicaid Services (CMS), in the Final Determination for the Medicare Clinical Laboratory Fee Schedule for 2013, assigned a payment rate for the BGM Galectin-3 test under new, analyte-specific Current Procedural Terminology (CPT®) code 82777 effective January 1, 2013. The CMS Final Determination decision comes in response to BG Medicine’s request for an analyte-specific CPT code and recommendation that CMS assign a higher payment rate for the new code. CMS did not accept the recommendation for a higher payment rate, however, the payment rate will be crosswalked to the code under which the test is currently paid. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of the BGM Galectin-3 test. In July 2012, we announced the filing of a 510(k) Premarket Notification with the U.S. Food and Drug Administration (FDA) for regulatory clearance for the Abbott ARCHITECT® galectin-3 assay, which is used with Abbott’s fully automated ARCHITECT® immunochemistry instrument platform. In August 2012, Abbott received a letter from the FDA regarding its 510(k) notification that requested additional information and Abbott is undertaking activities to respond to the FDA. In addition, we expect that, in late 2012 or early 2013, Abbott will begin marketing an automated version of the test in the EU under a CE Mark. In May 2012, we submitted a 510(k) to extend the labeling indication for the BGM Galectin-3 test to include individuals in the general adult population who are at risk for developing heart failure based on elevated levels of galectin-3. In July 2012, we received a letter from the FDA regarding our 510(k) notification that requested additional information, including information regarding our clinical validation study and additional analytical study data, and we submitted our response to the FDA in November 2012. If we obtain clearance in the United States for this additional indication, we expect that the potential market for the BGM Galectin-3 test will increase significantly. In May 2012, we also obtained CE Mark in the EU for this expanded indication for the BGM Galectin-3 test.

CardioSCORE Test

We are also developing the CardioSCORE test, a blood test designed as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. Our clinical validation study demonstrated that the CardioSCORE test has the potential to offer a significant improvement over assessments based on conventional risk factor-based approaches for heart attack and stroke risk. In December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States. Since that time, we have been communicating with the FDA regarding additional information that the FDA has requested and have undertaken activities to respond to the FDA’s request. Due to the time involved in responding to the FDA’s request for additional information, we determined that we would not be able to submit a complete response by the August 15, 2012 deadline. Therefore, we withdrew the 510(k) notification on August 8, 2012. We are continuing our dialogue with the FDA regarding the additional information requested. We remain very confident about the performance of the CardioSCORE test and we will continue to provide updates as to the regulatory status of the CardioSCORE test following additional communications with the FDA and the implementation of our commercial strategy for this test.

During the three and nine months ended September 30, 2012, we incurred net losses of $6.8 million and $20.9 million, respectively. During the nine months ended September 30, 2012, we used cash in operating activities of $16.5 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2012 and beyond.

Material Factors Affecting Our Results of Operations and Financial Condition

We believe that the factors described in the following paragraphs have had and are expected to continue to have a material effect on our operational results and financial condition.

Revenue

In 2011, we began marketing and selling the manual version of the BGM Galectin-3 test for heart failure. In December 2011, we submitted a 510(k) premarket notification to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States. We expect to receive the substantial portion of any future revenue from our sales of our diagnostic tests, subject to compliance with regulatory requirements in the United States and other jurisdictions. Our revenues from inception to date have been generated primarily through initiatives, collaborations and biomarker discovery and analysis services agreements. In 2012 and beyond, we do not expect to generate significant revenue from these collaborative research and development and services agreements. Our revenue has tended to be concentrated, with arrangements with a limited number of large customers generating a significant percentage of revenue in any given year.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to those policies during the three months ended September 30, 2012.

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenue

Revenue increased by 258%, or $462,000, to $641,000 in the three months ended September 30, 2012 from $179,000 in the same period in 2011. Product revenue increased in the three months ended September 30, 2012 by $523,000, to $610,000 from $87,000 in the same period in 2011. This increase was due to increased sales of the manual BGM Galectin-3 test to our regional and national laboratory customers. We expect product revenues from sales of our diagnostic products to increase as the automated versions of the BGM Galectin-3 test become available for commercial use. Service revenue decreased by 66%, or $61,000, to $31,000 in the three months ended September 30, 2012 from $92,000 in the same period in 2011 primarily due to reduced activity in the HRP initiative. As we transition into a commercial organization, we have moved away from this business and we do not expect to generate significant service revenue from the HRP initiative or other service agreements for the balance of 2012 and beyond.

Costs and Operating Expenses

Cost of Product Revenue

Cost of product revenue increased by $178,000, to $209,000 in the three months ended September 30, 2012 as compared to $31,000 in the same period in 2011. The increase in cost of product revenue was commensurate with the increase in product revenue from increased sales of the BGM Galectin-3 test and royalty expenses.

Cost of Service Revenue

Cost of service revenue decreased by 42%, or $22,000, to $31,000 in the three months ended September 30, 2012 as compared to $53,000 in the same period in 2011. The decrease in cost of service revenue was commensurate with the decrease in service revenue and primarily attributable to the reduced activity from the HRP initiative and the general winding down of activity under prior service agreements.

Research and Development Expenses

Research and development expenses increased by 32%, or $613,000, to $2.5 million in the three months ended September 30, 2012 as compared to $1.9 million in the same period in 2011. The increase was primarily due to increased activity associated with our internal biomarker discovery and development efforts, primarily related to the automated versions of the BGM Galectin-3 test in conjunction with our automated partners and CardioSCORE test program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 43%, or $1.3 million, to $4.4 million in the three months ended September 30, 2012 as compared to $3.1 million in the same period in 2011. The marketing expenses portion of selling, general and administrative expenses increased by 58%, or $924,000, primarily due to marketing activities, personnel-related costs and medical education programs associated with commercialization support for the BGM Galectin-3 test. The general and administrative expenses portion increased by 27%, or $392,000, primarily due to personnel-related costs and expenses related to being a public company, including legal and regulatory costs, directors’ and officers’ insurance premiums, and accounting and financial reporting expenses.

Interest Income

Interest income decreased by 10%, or $1,000, to $9,000 in the three months ended September 30, 2012 as compared to $10,000 in the same period in 2011. The decrease was primarily due to lower interest rates on lower account balances.

Interest Expense

Interest expense increased by 100%, or $302,000, to $302,000 in the three months ended September 30, 2012 as compared to the same period in 2011. Interest expense for the three months ended September 30, 2012 was comprised of cash interest and amortization of debt issuance costs associated with our February 2012 term loan facility of $234,000 and $68,000, respectively.

Income Taxes

The provision for income taxes was zero in the three months ended September 30, 2012 and 2011 due to the losses incurred and full valuation allowance recognized on our deferred tax assets because we cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Comparison of the nine months ended September 30, 2012 and 2011

Revenue

Revenue increased by 39%, or $488,000, to $1.7 million in the nine months ended September 30, 2012 from $1.3 million in the same period in 2011. Product revenue increased in the nine months ended September 30, 2012 by $1.4 million, to $1.6 million from $144,000 in the same period in 2011. This increase was due to increased sales of the manual BGM Galectin-3 test to our regional and national laboratory customers. We expect product revenues from sales of our diagnostic products to increase as the automated versions of the BGM Galectin-3 test become available for commercial use. Service revenue decreased by 86%, or $960,000, to $151,000 in the nine months ended September 30, 2012 from $1.1 million in the same period in 2011 primarily due to reduced activity in the HRP initiative. As we transition into a commercial organization, we have moved away from this business and we do not expect to generate significant service revenue from the HRP initiative or other service agreements for the balance of 2012 and beyond.

Costs and Operating Expenses

Cost of Product Revenue

Cost of product revenue increased by $504,000, to $552,000 in the nine months ended September 30, 2012 as compared to $48,000 in the same period in 2011. The increase in cost of product revenue was commensurate with the increase in product revenue from increased sales of the BGM Galectin-3 test and royalty expenses.

Cost of Service Revenue

Cost of service revenue decreased by 60%, or $229,000, to $151,000 in the nine months ended September 30, 2012 as compared to $380,000 in the same period in 2011. The decrease in cost of service revenue was commensurate with the decrease in service revenue and primarily attributable to the reduced activity from the HRP initiative and the general winding down of activity under prior service agreements.

Research and Development Expenses

Research and development expenses increased by 27%, or $1.7 million, to $7.7 million in the nine months ended September 30, 2012 as compared to $6.0 million in the same period in 2011. The increase was primarily due to activity associated with our internal biomarker discovery and development efforts, primarily related to automated versions of the BGM Galectin-3 test in conjunction with our automated partners and the CardioSCORE test program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 78%, or $5.9 million, to $13.5 million in the nine months ended September 30, 2012 as compared to $7.6 million in the same period in 2011. The marketing expenses portion of selling, general and administrative expenses increased by 100%, or $3.7 million, primarily due to marketing activities, personnel-related costs and medical education programs associated with commercialization support for the BGM Galectin-3 test. The general and administrative expenses portion increased by 58%, or $2.2 million, primarily due to personnel-related costs and expenses related to being a public company, including legal and regulatory costs, directors’ and officers’ insurance premiums, and accounting and financial reporting expenses.

Interest Income

Interest income decreased by 32%, or $8,000, to $17,000 in the nine months ended September 30, 2012 as compared to $25,000 in the same period in 2011. The decrease was primarily due to lower interest rates on lower account balances.

Interest Expense

Interest expense increased by $689,000, to $779,000 in the nine months ended September 30, 2012 as compared to $90,000 in the same period in 2011. Interest expense for the nine months ended September 30, 2012 was comprised of cash interest and amortization of debt issuance costs associated with our February 2012 term loan facility of $601,000 and $178,000, respectively.

Income Taxes

The provision for income taxes was zero in the nine months ended September 30, 2012 and 2011 due to the losses incurred and full valuation allowance recognized on our deferred tax assets because we cannot conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2012, we had $17.6 million of cash, $473,000 of restricted cash from funding received under the HRP initiative, and working capital of $9.6 million.

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

The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The term loan agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, the term loan agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the term loan agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash and cash equivalents.

On February 9, 2011, we closed our initial public offering of 5,750,000 shares of our common stock, which included the sale of 750,000 shares pursuant to the underwriters’ over-allotment option. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $34.8 million. We have used these funds to operate our business and build our commercial organization.

Net Cash Flows

For the nine months ended September 30, 2012, we used cash in operating activities of $16.5 million, which reflects the net loss incurred totaling $20.9 million, offset by $4.4 million of non-cash charges and changes in working capital balances. Cash flows used in investing activities of $85,000 consisted of purchases of property and equipment. Net cash flows provided by financing activities were $10.3 million, which included proceeds from the $10.0 million term loan, net of $256,000 in debt issuance costs, and $567,000 from the exercise of employee stock options and employee stock purchase plan. As a result, we had a net decrease in cash for the nine months ended September 30, 2012 of $6.3 million.

For the nine months ended September 30, 2011, we used cash in operating activities of $11.2 million, which reflects the net loss incurred totaling $12.8 million, offset by $1.6 million of non-cash charges and changes in working capital balances. Cash flows used in investing activities of $14.3 million consisted primarily of purchases of marketable securities, and to a lesser extent, purchases of property and equipment. Net cash flows provided by financing activities were $36.2 million, which included net proceeds from the initial public offering and $147,000 from the exercise of employee stock options, offset by $100,000 from the repayment of our term loan. As a result, we had a net increase in cash for the nine months ended September 30, 2011 of $10.7 million.

Funding Requirements

To date, we have generated revenue primarily through the provision of services to third parties in connection with our initiatives, collaborations and biomarker discovery and analysis services agreements. As we transition into a commercial organization, we have moved away from this business and we do not expect to generate significant revenue through the provision of services to third parties in the future. Our first commercial product, the manual version of the BGM Galectin-3 test for heart failure, was launched in late 2010 and we generated $1.6 million of revenues from the sales of this test in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we incurred net losses totaling $20.9 million and used cash in operating activities totaling $16.5 million. We expect to continue to incur losses and use cash in operating activities during the remainder of 2012 and beyond. We expect to use our existing cash to fund operations, including our development and commercialization activities for the automated versions of the BGM Galectin-3 test and the potential commercialization of the CardioSCORE test. We believe that our existing cash and cash equivalents would be sufficient to meet our anticipated cash requirements through the third quarter of 2013.

In February 2012, we entered into a $15.0 million loan facility under which we immediately borrowed $10.0 million. Under the loan facility, we may borrow up to an additional $5.0 million provided that we achieve at least $2.5 million in cumulative product revenue, measured on a trailing six-month basis as of January 31, 2013. As of September 30, 2012, we would need to generate an additional $2.1 million in product revenues prior to January 31, 2013 to meet this requirement. If we are able to achieve this revenue target and borrow an additional $5.0 million, we believe we would then be able to fund our cash requirements through the end of 2013. Assuming a consistent increase in product revenue relative to its increase during the nine months ended September 30, 2012 and assuming no change in terms of the loan facility, we do not currently anticipate that we will generate sufficient additional product revenue to be eligible to draw the additional $5.0 million under the loan facility.

If we are unable to make additional borrowings under our existing loan facility, we will be required to raise additional capital to continue operations beyond the third quarter of 2013. We are considering the following options to improve our liquidity:

•	partnering opportunities with diagnostics, pharmaceutical or biotechnology companies;

•	license, sublicense or other sources of financing relating to the marketing and development programs of our products and other intellectual property; or

•	sales of equity securities.

If we are unable to obtain financing or enter into licensing or partnering arrangements on acceptable terms at that time, we will be required to implement aggressive cost reduction strategies in addition to the strategic reorganization we implemented in November 2012. These reductions would significantly impact research and development expenses, as well as sales and marketing expenses, related to the development and commercialization of the BGM Galectin-3 test and the CardioSCORE test. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm our business, financial condition and results of operations.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding its ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of product candidates and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	the rate of progress and cost of our commercialization activities;

•	our success in obtaining regulatory clearance for our product candidates and for additional indications for existing products;

•	the success of our research and development efforts;

•	the expenses we incur in marketing and selling our products;

•	the revenue generated by sales of the BGM Galectin-3 test and any future products;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

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

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our product candidates, facilities or operations;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests and our product candidates;

•

our ability to enter into collaboration agreements with respect to our cardiovascular diagnostic tests and our product candidates and the performance of our collaborative partners under such agreements;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our research and development and commercialization efforts;

•	our ability to successfully obtain sufficient supplies of samples for our development efforts;

•

our ability to service the principal and interest amounts payable under our secured loan facility and to achieve revenue milestones and other conditions necessary for us to obtain additional funding under our secured term loan facility;

•	our ability to continue as a going concern and to operate our business in light of our current financial resources; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

We recently announced that we are adopting a new commercial strategy. If we are unsuccessful in the execution of our new commercial strategy, our business, financial condition, results of operations and prospects will be materially adversely affected.

On November 13, 2012, we announced that we are adopting a new commercial strategy designed to focus our limited resources on growing the markets and driving commercial sales for our two existing cardiovascular diagnostic tests, the BGM Galectin-3 test and the CardioSCORE test. As part of our new strategy, we plan to establish a scalable US-based sales organization to promote our diagnostics tests; to open a CLIA-certified clinical laboratory in order to make galectin-3 testing available to hospitals and other health care providers; to commence a campaign focused on reducing hospital readmission rates through the use of galectin-3 testing; and to proceed with the commercial offering of the CardioSCORE test in order to bring its benefits to physicians and patients as quickly as possible. In addition, in order to achieve the organizational changes necessitated by our new commercial strategy, we implemented a strategic reorganization of our research and development department, away from its previous focus on early stage discovery and toward a more commercially-oriented role in support of studies designed to further differentiate and support our cardiovascular tests in the marketplace. As a result of this reorganization, 11 positions in early discovery research have been eliminated, enabling the company to dedicate a greater share of its research and development budget to commercial support and market growth activities. We are unable to give any assurance that we will be successful in executing this new strategy in the manner, timeframe or under the cost parameters we anticipate, or at all. Even if we execute this new strategy as planned, our new strategy may not yield the increased revenues and market growth that we anticipate. Our failure to be commercially successful in implementing our new commercialization strategy would materially adversely impact our business, financial condition, results of operations and prospects.

We will be required to raise additional funds to finance our operations, continue the development and commercialization of our cardiovascular diagnostic tests and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount depends on the progress of our development and commercialization efforts for our cardiovascular diagnostic tests, as well as the cost, timing and outcomes of regulatory submissions for our tests and the progress of our partners for the automated versions of these tests, among several other factors. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through the third quarter of 2013. We expect that we will need significant additional capital in the future to fund our commercialization efforts and to grow our business. If we are unable to make additional borrowings under our loan facility, obtain financing through the sale of equity securities or enter into licensing or partnering arrangements on acceptable terms when needed, we will be required to implement aggressive cost reduction strategies, in addition to the strategic reorganization we implemented in November 2012. These reductions would significantly impact research and development expenses, as well as sales and marketing expenses, related to the development and commercialization of the BGM Galectin-3 test and the CardioSCORE test. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm our business, financial condition and results of operations. Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance and sale of equity securities. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As of September 30, 2012, $26.5 million of the net proceeds of the offering had been used primarily for general working capital purposes, including the commercialization of the BGM Galectin-3 test for heart failure and related sales and marketing expenses incident thereto. The net proceeds from the offering have been invested in our operating account, bank time deposits, money market funds and short term marketable securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2012.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Employment Agreement between the Registrant and William Densel dated June 18, 2012	X

10.2+	Sublicense Agreement between the Registrant and ACS Biomarker B.V. dated July 11, 2012	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101@	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

(*)	Management contract or compensatory plan or arrangement.
(+)	Confidential treatment has been granted by, or is being requested from, the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.
@	Pursuant to Rule 406T of Regulation S-T, the Interactive .Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: November 13, 2012	By:	/s/ Eric Bouvier
Eric Bouvier
President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ Charles H. Abdalian, Jr.
Charles H. Abdalian, Jr.
Executive Vice President, Chief Financial Officer and Treasurer