Form 10-K
period 2012-12-31
BG Medicine, Inc.
filed 2013-03-18
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	[Do not check if a smaller reporting company]	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $87,824,845.

As of February 28, 2013, the registrant had 27,578,276 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART I

Item 1.	BUSINESS

Unless otherwise indicated herein, the terms “we”, “our”, “us”, or “the Company” refer to BG Medicine, Inc. and its subsidiary.

Overview

We are a diagnostics company focused on the development and commercialization of novel cardiovascular diagnostic tests to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. We are currently commercializing two diagnostic tests, the first of which is the BGM Galectin-3® test, a novel assay for measuring galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of patients diagnosed with heart failure. Our second diagnostic test is the CardioSCORE™ test, which is designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. We have chosen to focus our business on blood-based tests due to the ease and low cost of access to evaluable samples for testing and the opportunity for repeat sampling to monitor changes in a patient’s medical condition. We believe that our diagnostic tests will provide clinicians with improved information to better detect and characterize disease states and that this information may enable physicians to achieve better patient outcomes and contain healthcare costs through, for example, earlier diagnosis, segmentation based on underlying disease processes, more accurate prognosis, more personalized treatment selection or monitoring of disease based on disease activity.

BGM Galectin-3 test

Galectin-3, a member of the galectin family of proteins, is a biomarker that has been shown to play an important role in heart failure. Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, resulting in its inability to pump blood efficiently to meet the requirements of other body organs. This condition often leads to serious medical complications and is a leading cause of death. According to the American Heart Association, heart failure affects an estimated 5.1 million Americans, with approximately 670,000 new cases occurring each year. The prevalence and incidence of heart failure in Europe are similar and the European Society of Cardiology estimates that among the 51 countries it represents, there are at least 15 million individuals diagnosed with heart failure. In the United States alone, heart failure is expected to cost the healthcare system an estimated $32 billion in 2013.

The BGM Galectin-3 test is available in the United States for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure and in Europe for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure or acute heart failure, and for screening individuals in the general adult population who are at risk for developing new-onset heart failure. We and our partners are also actively engaged in expanding the availability and intended uses of the BGM Galectin-3 test in the United States, Europe and other countries throughout the world.

CardioSCORE test

According to the American Heart Association, an estimated 82.6 million American adults (approximately 1 in 3) have one or more types of cardiovascular disease and it is the leading cause of death in the United States. Between 2012 and 2030, total direct medical costs of cardiovascular disease are projected to triple, from $309 billion to $834 billion. Most major cardiovascular events occur in individuals with low or intermediate risk profiles according to traditional risk factor-based approaches recommended in the United States and Europe. For example, in the Framingham Heart Study, the Physicians’ Health Study, the Women’s Health Study and the Northwick Park Heart Study, more than 75% of all coronary events occurred in individuals inaccurately categorized as low or intermediate risk and who, consequently, may not have been offered optimal preventive therapy.

The CardioSCORE test is used to identify patients at elevated risk for near term major cardiovascular events and death. The CardioSCORE test is a proprietary in vitro diagnostic multi-analyte assay that measures the levels of multiple biomarkers in blood, and integrates the results to yield a single numerical score that is related to an individual’s near-term risk. Our development work indicates that the CardioSCORE test has the potential to offer significant improvement over conventional risk factor-based assessments, such as the Framingham Risk Score, to measure an individual’s risk for major cardiovascular events and death. We expect to launch the CardioSCORE test in Europe in 2013.

2012 Highlights

Since having received 510(k) clearance from the FDA for our first product, the BGM Galectin-3 test, in November 2010, we have evolved from a mass spectrometry-based biomarker discovery and research organization to a commercial diagnostics company. To support our transition to a commercial diagnostics company, in 2012 we made extensive changes to our senior leadership team by replacing many former members with executives from medical device and in vitro diagnostics companies and adding those with specific cardiovascular marketing and sales experience. As a result, we increased the availability of galectin-3 testing by increasing our arrangements with specialized and national reference laboratory providers from three to seven, including coverage in China. In the fourth quarter of 2012, we implemented a strategic reorganization to eliminate our early stage biomarker discovery activities in order to re-focus our resources on building additional commercialization capabilities.

In November 2012, we revised our commercial strategy to speed the adoption and increase the sales of the microplate version of the BGM Galectin-3 test by focusing on the increasingly urgent need for hospitals to reduce their rates of unplanned patient readmissions, in response to new guidelines from CMS that went into effect on October 1, 2012. The guidelines seek to reduce the number of unplanned readmissions by imposing financial penalties on hospitals and other healthcare providers, expected to reach an aggregate of nearly $300 million in 2013 and nearly $1 billion by 2015, if reductions in readmission rates are not made. It has been demonstrated that heart failure patients with elevated levels of galectin-3 are two-to-three times more likely than other heart failure patients to be readmitted to the hospital within 30 days of discharge. Therefore, we believe that identifying these high-risk patients through galectin-3 testing is a potentially valuable and cost-effective tool in hospitals’ strategies to reduce unplanned 30-day readmissions.

Also as part of our revised strategy, we are transforming our current field sales force from an awareness- and education-focused organization into one with a sales mission and growth strategy. Our new field sales force will focus initially on promoting galectin-3 testing at a core group of hospitals with higher-than-average readmission rates, which are at risk of incurring significant financial penalties due to the new CMS rules. We expect that these initiatives will expand operating margins and reduce operating cash burn in 2013.

Our Strategy

Our two diagnostic products, the BGM Galectin-3 test and the CardioSCORE test, are in the early stages of commercialization. Our ultimate goals are to make each of these cardiovascular diagnostic tests a clinical standard of care in the stratification and prognosis of heart failure patients and in the assessment of near-term risk for significant atherothrombotic events, such as heart attack and ischemic stroke, respectively. We plan to achieve these goals by providing physicians with better information for the diagnosis, prognosis, treatment, and monitoring of disease, which we believe will result in improved patient outcomes and more efficient use of healthcare resources. We have built scientific and medical support functions to drive physician awareness and utilization of our products through additional studies and publications and key opinion leader engagement, as well as assisting in the positioning of our tests in patient management guidelines. We intend to retain primary responsibility for our diagnostic tests through our various commercial activities, including the development of new indications, management of intellectual property rights, marketplace education, market development and reimbursement strategies and plans.

BGM Galectin-3 test

The key elements of our strategy for the BGM Galectin-3 test include expanding global market adoption in our first FDA-cleared indication, chronic heart failure, by driving demand for the BGM Galectin-3 test initially through our partnerships with national specialized and reference laboratory providers for the microplate version of the test. We will also provide widespread access, broad customer acceptance and clinical adoption of our galectin-3 test by leveraging our partnerships with four leading diagnostic instrument manufacturers (Abbott, bioMérieux, Alere and Siemens) to offer automated versions of our galectin-3 test on their broad, worldwide installed base of instrumentation.

CardioSCORE test

Our strategic goal for the CardioSCORE test is to successfully launch it in the United States and Europe as soon as possible. In December 2012, we obtained a CE Mark for the CardioSCORE test and we expect to launch the CardioSCORE test initially in Europe, through one or more specialty laboratory partners, in the first half of 2013. In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The FDA requested that we conduct a medical adjudication process with an independent clinical endpoint committee to verify certain outcomes of our clinical validation study. We have had ongoing dialogue with the FDA regarding the information that it would require in a new 510(k) and as a result of these interactions, we are currently planning to submit a new 510(k) for which the intended use would be to aid in the assessment of near-term risk for death due to cardiovascular causes, pending the results of the study endpoint adjudication process in 2013. The results of the study endpoint adjudication process will then guide our regulatory and commercial strategy for the CardioSCORE test. Although our primary goal is to seek FDA 510(k) clearance, we are also in the process of evaluating alternative regulatory and commercialization strategies for the U.S. market should the FDA 510(k) process become more protracted.

Our Products

The following table lists our products and the indications for each, which are described in greater detail below:

Test / Disease Area	Indications	Regulatory and Commercial Status
BGM Galectin-3® test Chronic Heart Failure - microplate version (first indication)	An aid in assessing the prognosis of chronic heart failure	- Marketed in the U.S. and Europe - FDA 510(k) cleared November 2010 - CE Mark obtained October 2009

Galectin-3 test Chronic Heart Failure - automated versions (Abbott, bioMérieux, Alere, Siemens) (first indication)	An aid in assessing the prognosis of chronic heart failure	- Marketed in Europe by bioMérieux - CE Mark obtained by bioMérieux January 2013 - Abbott CE Mark expected H1 2013 - Abbott expected FDA 510(k) resubmission in H2 2013

BGM Galectin-3® test Acute Heart Failure - microplate version (extension of first indication)	An aid in assessing the prognosis of acute heart failure	- Marketed in Europe - CE Mark obtained October 2009 - Expected FDA 510(k) submission in 2013

Test / Disease Area	Indications	Regulatory and Commercial Status
BGM Galectin-3® test New-onset Heart Failure Risk - microplate version (second indication)	An aid to identify individuals at elevated risk of developing heart failure	- Marketed in Europe - CE Mark obtained May 2012

CardioSCORE™ test Near-term Cardiovascular Event Risk	An aid to identify individuals at elevated risk of near-term cardiovascular events	- CE Mark obtained December 2012 - Expected launch in H1 2013

CardioSCORE™ test Near-term Death and Cardiac Risk from Acute Atherothrombosis	An aid to identify individuals at elevated risk of cardiovascular death	- Preparing FDA 510(k) submission

Creating New Clinical Paradigms in Cardiology

We believe our products address significant unmet medical needs in cardiovascular medicine and enable the following promising new clinical paradigms:

➢

Segmenting Heart Failure. Segmenting patients based on the underlying cause of heart failure to enable more clinically-effective and cost-effective personalized clinical management of patients, including selecting therapies for certain patients.

➢	Finding Subclinical Heart Failure. Identifying individuals at elevated risk for heart failure before the manifestation of the common signs and symptoms of heart failure.

➢

Identifying Individuals at Elevated Risk for Near-Term Cardiovascular Events. Testing for biomarkers related to atherosclerosis to identify and treat those at elevated risk for near-term major cardiovascular events.

BGM Galectin-3 Test

Overview

The BGM Galectin-3 test is a novel assay for measuring galectin-3 levels in blood plasma or serum. Galectin-3, a member of the galectin family of proteins, is a biomarker that has been shown to play an important role in heart failure. Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, resulting in its inability to pump blood efficiently to meet the requirements of other body organs. This condition often leads to serious medical complications and is a leading cause of death. According to the American Heart Association, heart failure affects an estimated 5.1 million Americans, with approximately 670,000 new cases occurring each year. The European Society of Cardiology estimates that among countries that it represents there are at least 15 million individuals diagnosed with heart failure. In the United States alone, heart failure is expected to cost the healthcare system an estimated $32 billion in 2013.

We have measured galectin-3 in more than twelve studies involving over 8,000 patients with chronic or acute heart failure. In these studies, galectin-3 was found to be a strong independent predictor of mortality or unplanned hospitalization, the primary endpoints of the studies. We believe that the data from these studies indicate that heart failure patients with high levels of galectin-3 have a more progressive form of the disease, which we refer to as galectin-3-dependent heart failure. We believe that our galectin-3 test provides physicians with meaningful information that may lead to more clinically-effective and cost-effective management of heart failure patients.

This test is available in the United States for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure and in Europe for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure or acute heart failure, and for screening individuals in the general adult population who are at risk for developing new-onset heart failure. The test is available in two versions, a microtiter plate version, which we refer to as the microplate version, and automated immunoassay versions, which we refer to as automated versions.

Microplate Version

A microplate version of the BGM Galectin-3 test received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in late 2010 for use in patients with chronic heart failure who are at increased risk for hospitalizations or death based on elevated levels of galectin-3. The test is commercially available in the United States, as well as in Europe under a CE Mark, which was obtained in October 2009. The infrastructure for performing microplate tests typically exists at large and midsize clinical reference laboratories and large hospitals, which must be certified by the US Department of Health and Human Services for high-complexity diagnostics under the Clinical Laboratory Improvement Amendments, or CLIA. Smaller hospitals and clinics can order galectin-3 testing for their patients from those institutions that are able to perform and offer galectin-3 testing. Patients can have their blood drawn at a physician’s office and shipped to the more advanced institutions for analysis. The microplate version of our test is being marketed in the United States through several regional and national laboratory testing facilities and in Europe through our distribution partner.

In the United States, the payment rate at which the microplate version of the BGM Galectin-3 test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, is $17.80 per test. This payment rate was assigned by CMS under a new, analyte-specific Current Procedural Terminology, or CPT, code, which took effect on January 1, 2013 for the 2013 fee schedule. We are in the process of applying to CMS to request a higher payment rate for the 2014 fee schedule, though there can be no assurance that we will be successful obtaining a higher rate.

As part of our commercial strategy for galectin-3 testing, we have taken steps to open our own clinical laboratory certified under CLIA in order to increase sales of the microplate version of the BGM Galectin-3 test and other cardiovascular diagnostic tests we may offer. Subject to receipt of the requisite licensure from the Commonwealth of Massachusetts and other required certifications, we expect to open our CLIA lab in the first half of 2013. We expect that having our own CLIA lab will support sales made directly by us to hospitals and other healthcare providers.

Automated Versions

Although the microplate version of the BGM Galectin-3 test is the primary, current focus of our commercialization strategy, we have partnered with four leading diagnostic instrument manufacturers to develop automated versions of our galectin-3 test, which we expect will result in broader customer acceptance and clinical adoption of our galectin-3 test. To execute this element of our commercialization strategy, we have entered into worldwide license, development and commercialization agreements with Abbott Laboratories, or Abbott, Alere Inc., or Alere, bioMérieux SA, or bioMérieux, and Siemens Healthcare Diagnostics Inc., or Siemens, for the development of our galectin-3 test on their automated instruments, including point-of-care instruments, which are utilized within hospitals and other medical organizations. We believe that through these four partners we will have broad access to major segments of the diagnostics market, including hospital laboratories, private laboratories, reference laboratories and physician office laboratories, due to the widespread coverage of our partners’ installed bases. Under the agreements, our partners are responsible for developing and commercializing the tests and we are responsible for furthering clinical awareness and developing the market for galectin-3 testing.

Europe – In January 2013, bioMérieux obtained a CE Mark in Europe for an automated version of the BGM Galectin-3 test and is executing a phased launch of the test in Europe and in certain other territories that recognize the CE Mark. bioMérieux is planning to distribute the test through its VIDAS® immunoassay platform, which is comprised of a broad CE-Marked installed base of instruments throughout Europe and in other countries that recognize CE Mark. In addition, Abbott has advised us that it plans to launch an automated version of the test in Europe, subject to obtaining a CE Mark, which we currently anticipate may occur in the first half of 2013.

United States – Fujirebio, on behalf of Abbott, is our first partner to file for 510(k) regulatory clearance of an automated version of the test in the United States. Fujirebio is developing the test for use on Abbott’s ARCHITECT® immunochemistry instrument platform. Fujirebio submitted its 510(k) to the FDA in July 2012 and received a letter from the FDA in July 2012 requesting additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k). Due to the nature of the additional information requested and the time required to address the FDA’s questions, Fujirebio withdrew the 510(k) immediately prior to the FDA-designated February 25, 2013 deadline. We currently expect that Fujirebio will submit a new 510(k) in the second half of 2013 that will address the questions raised by the FDA.

BGM Galectin-3 for Assessment of Risk of Developing New-Onset Heart Failure (Second Indication)

Overview

We have also developed our galectin-3 test for a second indication: to identify individuals who do not currently have heart failure, but who are at increased risk for developing heart failure in the future, which we refer to as the second indication for the BGM Galectin-3 test. This second indication would expand the intended use for the BGM Galectin-3 test to include individuals in the general adult population who are at risk for developing heart failure based on elevated levels of galectin-3.

To date, three studies for galectin-3 in this second indication have been conducted:

Study I

The first was our study in collaboration with the TIMI Study Group in Boston, Massachusetts. This case-control study using samples of the TIMI-22 or PROVE IT study involved patients who had suffered acute coronary syndrome with a hospitalization for new or worsening heart failure and matched controls. The results of the study are consistent with our expectations that elevated galectin-3 levels are associated with an increased risk for the development of heart failure in patients following acute coronary syndrome. These results were published in 2012 in the journal Clinical Chemistry.

Study II

The second study, the Prevention of Renal and Vascular End-stage Disease (PREVEND) study examined the association between levels of galectin-3 in blood and risk factors for cardiovascular disease and death in nearly 8,000 individuals in the general population. Results demonstrated that galectin-3 levels are associated with risk factors for cardiovascular disease. Higher galectin-3 levels were associated with increased mortality rates in the study’s general patient population, underscoring the potential involvement of galectin-3 in cardiovascular disease. The results were published in 2012 in the Journal of Internal Medicine.

Study III

The third and most recent study was conducted by the Framingham Heart Study, which included 3,353 adults and examined the association between galectin-3 levels and incidence of heart failure in the community. The study demonstrated that individuals with galectin-3 within the highest quartile of values were two to three times more likely to develop heart failure in the subsequent decade relative to those with lower levels of galectin-3. The results were published in 2012 in the Journal of the American College of Cardiology.

Commercialization Status

Europe – In May 2012, we obtained a CE Mark in Europe for the second indication of the BGM Galectin-3 test.

United States – In May 2012, we submitted a 510(k) to the FDA for the second indication of the BGM Galectin-3 test. In July 2012, we received a letter from the FDA regarding our 510(k) that requested additional information, including information regarding our clinical validation study, the Framingham Heart Study, and additional analytical study data. We submitted our response to the FDA in November 2012, but based on our dialogue with the FDA, the nature of the additional information requested and the time required to address the FDA’s questions regarding various matters including the age of the blood samples used to support our 510(k), we allowed the 510(k) to expire on the January 23, 2013 deadline for submitting our response to the FDA. We are currently evaluating our options for submitting a new 510(k) for the second indication that will address the FDA’s questions.

Background and Market Opportunity for the BGM Galectin-3 test in Heart Failure

Galectin-3 Overview

Galectins are a family of proteins that play many important roles in inflammation, immunity and cancer. Galectin-3, a member of this family of proteins, has been shown to play an important role in heart failure in animal and human studies. In animal experiments, administration of galectin-3 to the heart resulted in the formation of cardiac fibrosis, or stiffening, in the heart muscle, a process often referred to as cardiac remodeling. In these animal studies, adverse remodeling reduced the heart’s ability to pump normally, causing the animals to develop heart failure. This link between galectin-3 and cardiac remodeling is significant, as cardiac remodeling is an important determinant of the clinical outcome of heart failure and is linked to disease progression and poor prognosis. We have obtained an exclusive worldwide license to certain galectin-3 rights from a company that was spun out of the University of Maastricht in The Netherlands pertaining to the application of this protein in heart failure, and we have filed several of our own patent applications related to galectin-3.

Heart Failure Overview

Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, resulting in its inability to pump blood efficiently to meet the needs of other body organs. Heart failure may lead to serious complications and is a leading cause of death. The most common cause of heart failure is coronary artery disease, including heart attack and unstable angina. The cardiac injury caused by coronary artery disease often results in the development of adverse remodeling. Heart failure can be caused by many other factors, including high blood pressure, diabetes and defects of the heart valves or muscle itself. Patients with heart failure typically exhibit non-specific signs and symptoms such as swollen legs or ankles and shortness of breath or weight gain. Although the condition is usually progressive, the rate of progression varies markedly from no noticeable deterioration over multiple years to rapidly progressive, resulting in death in just weeks or months. Galectin-3 dependent adverse remodeling is a common cause for heart failure progression, and we refer to this as galectin-3 dependent heart failure.

Rates of Heart Failure in the United States – According to the American Heart Association, an estimated 5.1 million Americans suffer from heart failure, with approximately 670,000 new cases occurring each year. It is estimated that heart failure is responsible for over 277,000 deaths per year in the United States alone. By 2030, the prevalence of heart failure is expected to increase 25% over 2013 projections. The estimated direct and indirect cost of heart failure in the United States for 2010 was approximately $30 billion, which is likely understated greatly because it is based on data for heart failure as the primary diagnosis or underlying cause of death. These costs are estimated at $32 billion in 2013 and are expected to increase to approximately $97 billion by 2030, an increase of over 200%.

Once diagnosed, overall mortality for heart failure is high, with 20% dying within the first year of diagnosis and 50% dying within the first five years of diagnosis. Treatment of heart failure patients is associated with a high rate of hospitalization and ambulatory care visits, with an estimated 1.1 million hospitalizations in 2010 and an estimated 1.8 million physician office visits with a primary diagnosis of heart failure. Unplanned re-hospitalization of these patients is a significant factor in the utilization of healthcare resources. A recent review of Medicare claims data for re-hospitalization showed that patients with a discharge diagnosis of heart failure had a 30-day re-hospitalization rate of 27%, the highest among any disease group.

Rates of Heart Failure in Europe – The prevalence and incidence of heart failure in Europe are similar and the European Society of Cardiology estimates that among the 51 countries it represents, there are at least 15 million individuals diagnosed with heart failure. Survival is poor, with reported 5-year survival rates of 35% in The Netherlands and 41% in Sweden. A study in the UK reported a 10-year survival of 27%.

Clinical Utility and Benefits of Galectin-3 Testing for Patients with Heart Failure

Heart failure is a condition caused by a combination of diseases or factors and between approximately one-quarter and one-half of heart failure patients have elevated levels of galectin-3. Clinical and pre-clinical studies have suggested that heart failure characterized by elevated levels of galectin-3 indicate a distinct disease pathophysiology. Clinical studies using our galectin-3 assay have demonstrated that patients with elevated levels of galectin-3 have markedly worse prognosis in terms of mortality and risk of hospitalization than comparable patients with lower levels of galectin-3. Therefore, measurement of galectin-3 in patients with heart failure offers clinically useful information pertaining to risk of adverse outcomes based on galectin-3 levels and other clinical patient parameters in routine clinical management of patients with heart failure, such as:

➢

Reducing Readmissions. Unplanned re-hospitalization of heart failure patients is a significant factor in the utilization of healthcare resources. A recent review of Medicare claims data for re-hospitalization showed that patients with a discharge diagnosis of heart failure had a 30-day re-hospitalization rate of 27%, the highest among any disease group. On October 1, 2012, CMS guidelines took effect that aim to reduce the number of unplanned readmissions by imposing financial penalties on hospitals and other healthcare providers. Because it has been demonstrated that heart failure patients with elevated levels of galectin-3 are two-to-three times more likely than other heart failure patients to be readmitted to the hospital within 30 days of discharge, we believe that identifying these high-risk patients through galectin-3 testing is a potentially valuable and cost-effective tool in hospitals’ strategies to reduce unplanned 30-day readmissions and to improve patient care.

➢

Spacing of Patient Visit Intervals. Physicians may monitor galectin-3 levels to determine the time interval between patient visits, with greater time between visits for patients with lower galectin-3 levels and more frequent visits for those patients that have elevated galectin-3 levels.

➢

Assessing the Need for Referral to a Cardiologist or Heart Failure Specialist. The majority of heart failure patients are managed by clinicians other than a heart failure specialist. Physicians may monitor galectin-3 levels to determine which patients are at highest risk for adverse outcomes and should therefore be referred to a cardiologist or heart failure specialist.

➢

Telemonitoring. Remote monitoring technology solutions are increasingly used by clinicians or as part of disease management programs to monitor physical parameters, such as body weight, blood pressure or cardiac measurements, to identify patients at risk for acute decompensation who often require hospitalization, resulting in high cost. Patients with elevated galectin-3 levels are at increased risk of hospitalization and therefore, galectin-3 measurements in conjunction with patient history and other clinical patient parameters may be used in selecting patients for telemonitoring services.

➢

Evaluating Advanced Therapeutic Options. An increasing number of advanced therapeutic options for heart failure patients are available, such as left ventricular assist devices, cardiac resynchronization therapy, or CRT, cardiac netting, stem-cell therapy and cardiac transplantation. Physicians are using many variables to judge the suitability of patients for these treatments. Galectin-3 testing may offer additional information to assist clinicians in selecting patients for these advanced and expensive therapeutic options.

In addition to potentially guiding clinical management of patients with heart failure, we believe that galectin-3 may one day form the basis for stratified pharmacotherapy where patient-appropriate drug treatment is selected, among alternate drugs, based on the patient’s galectin-3 levels. The results obtained with rosuvastatin (Crestor®) in the CORONA study and valsartan (Diovan®) in the Val-HeFT study illustrate the role galectin-3 may play in the selection of drug therapy. We intend to partner with companies developing novel heart failure therapies to study whether galectin-3 can be used as a companion diagnostic to these therapies. Additionally, we are conducting additional studies to identify possible differences in treatment outcomes between patients with elevated and low levels of galectin-3 with interventions which we expect to benefit those with elevated levels of galectin-3. The success of these endeavors and the outcomes of these studies may have a significant impact on the market opportunity for our galectin-3 tests.

Assessing the Prognosis of Patients with Heart Failure to Improve Patient Care and Outcomes

Patients with heart failure are commonly classified based on signs and symptoms using the New York Heart Association, or NYHA, functional classification scale based on a patient’s symptoms. The scale ranges from Class I patients, those with no limitation of physical activity and for whom ordinary physical activity does not cause undue fatigue, palpitation or shortness of breath, to Class IV patients, those who are unable to carry out any physical activity without discomfort and who have symptoms of cardiac insufficiency at rest. However, the NYHA functional classification scale does not specifically correlate with underlying disease process. We believe that stratifying patients with heart failure on the basis of underlying disease process will enable more individualized treatment and clinical management, leading to improved clinical outcomes and reduced healthcare costs. Heart failure characterized by elevated levels of galectin-3 represents a distinct disease pathophysiology associated with heart failure development and rapid progression.

Existing natriuretic peptide biomarkers such as BNP and NT-proBNP do not segment patients with heart failure on the basis of a specific underlying disease process, but the presence of these hormones rather reflects the degree of pressure or volume overload in the heart. In other words, increases in natriuretic peptides reflect the degree of cardiac overload. Consequently, galectin-3 and natriuretic peptides provide the clinician with information on two independent processes. For this reason, patients with elevated levels of galectin-3 may have normal or elevated levels of natriuretic peptides, and likewise, only a portion of patients with elevated levels of natriuretic peptides may have elevated galectin-3. We believe that galectin-3 provides important clinical information that is complementary to natriuretic peptides in patients with heart failure.

Clinical Development and Validation of Our Galectin-3 Assay for Patients with Heart Failure

Galectin-3 has been known to play a role in health and disease. Galectin-3 can be found in low concentrations in the blood of healthy individuals. In a study that we conducted, involving approximately 1,100 healthy volunteers free from cardiovascular disease, we measured galectin-3 levels to determine a reference range in blood plasma. Analyzing these data, we found a nearly normal distribution, with minimal effect of age, gender, or presence of concurrent conditions such as diabetes and other variables on galectin-3 levels. The upper limit of the normal range (90th percentile) was found to be 19.0 ng/mL. To date, we have also measured galectin-3 in over twenty-five studies involving more than 8,800 patients with chronic or acute heart failure. In these studies, galectin-3 was found to be a strong independent predictor of mortality or hospitalization, the primary end-points of these studies, meeting the criteria for statistical significance (p-value <0.05). We believe that the data from these studies support the premise that galectin-3 may be used to segment and stratify heart failure patients that have a more progressive form of the disease associated with increased hospital utilization and premature death.

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

The performance of our galectin-3 assay in heart failure was also evaluated in a number of studies that assessed the clinical utility of repeat galectin-3 testing, and the clinical utility of galectin-3 testing in support of heart failure treatment decisions, which are summarized below:

Studies on the Clinical Significance of Repeat Galectin-3 Testing in Heart Failure Patients

Together with academic collaborators, we have completed two studies that demonstrated the clinical utility of repeated galectin-3 testing as a tool in the assessment of patients with heart failure. The studies, which together involved more than 3,300 subjects, demonstrate that periodic evaluation of galectin-3 levels can help clinicians identify those at greater risk of unplanned hospital admission and cardiovascular morbidity and mortality.

Studies involving 1,653 heart failure patients enrolled in the CORONA study (Controlled Rosuvastatin in Multinational Trial in Heart Failure) or the COACH study (Coordinating study evaluating Outcomes of Advising and Counseling in Heart Failure), and published in February 2013 in the peer-reviewed journal Circulation Heart Failure, demonstrated that patients who experienced increases in their galectin-3 levels in excess of 15% over a period of three to six months had nearly double the risk of subsequent unplanned hospital admissions and mortality relative to patients who did not experience changes in their galectin-3 levels over the same time period. This increased risk was found to be independent of other important risk factors in heart failure, including cardiac function, renal function, age, and levels of NT-proBNP.

A second study, involving 1,650 heart failure patients enrolled in the Val-HeFT study (Valsartan Heart Failure Trial), and published in January 2013 in the peer-reviewed journal European Journal of Heart Failure, demonstrated that patients who experienced increases in galectin-3 levels over a period of four months were at significantly increased risk of subsequent unplanned hospital admissions for heart failure, first morbid event, and mortality. The increased risk associated with elevations in galectin-3 was found to be independent of all other baseline heart failure risk factors considered. This increased risk associated with galectin-3 elevation was also demonstrated to be independent of, and additive to, concomitant changes in other important heart failure risk factors, including cardiac structure, renal function, blood pressure, heart rate, NT-proBNP levels, and other clinical patient parameters.

Studies on Use of Galectin-3 in Support of Heart Failure Treatment Decisions

Together with academic collaborators, we have completed two studies to further investigate the implications of galectin-3 elevation for efficacy or safety of current medications used by patients with heart failure. We initiated these studies because we believe that patients with heart failure characterized by elevated galectin-3 may respond differently to medications than patients with other forms of heart failure. One of these studies was a prospective substudy of 1,492 heart failure patients enrolled in the CORONA study (Controlled Rosuvastatin in Multinational Trial in Heart Failure) sponsored by AstraZeneca. The results of this study were published in April, 2012 in the peer-reviewed journal European Journal of Heart Failure. The study demonstrated that galectin-3 can be used to identify certain segments of patients with advanced heart failure that derive a clinical benefit from rusovastatin (CRESTOR®) treatment. A second study was a prospective substudy involving 1,650 heart failure patients enrolled in the Val-HeFT study, and published in January 2013 in the peer-reviewed journal European Journal of Heart Failure. This second study demonstrated that galectin-3 can be used to identify heart failure patients that derive a clinical benefit from valsartan (Diovan®) treatment. Both studies corroborate the findings of numerous earlier studies that elevated levels are associated with an increased risk for adverse outcomes. Additionally these studies suggest that the benefit of these two unrelated drug classes are primarily obtained in those with low levels of galectin-3, while no benefit was observed in those with elevated levels. These studies provide additional support for the notion that galectin-3 testing identifies a distinct group of heart failure patients that is different in several respects, including a differential response to common drugs. The differential response to common drugs is a direct consequence of the galectin-3 mediated disease processes and is likely to affect many drugs commonly used in the treatment of heart failure.

CardioSCORE Test for Risk of Near-Term Cardiovascular Event Risk Assessment

Overview

Our second product is the CardioSCORE test, a multi-analyte biomarker-based blood test designed as an aid in the assessment of near-term risk for significant atherothrombotic events, such as heart attack and ischemic stroke. The CardioSCORE test is a proprietary in vitro diagnostic multi-analyte assay that measures the levels of multiple biomarkers in blood, and integrates the results to yield a single numerical score that is related to an individual’s near-term atherothrombotic cardiovascular risk. Our development work indicates that the CardioSCORE test has the potential to offer significant improvement over conventional risk factor-based diagnostics, such as the Framingham Risk Score, to identify near-term cardiovascular risk. We are also developing CardioSCORE as an aid in the assessment of near-term risk for cardiovascular death due to acute atherothrombosis.

Commercialization Status

Europe – In December 2012, we obtained a CE Mark for the CardioSCORE test, which will enable us to market the test in Europe and other countries that recognize the CE Mark. We expect to launch the CardioSCORE test initially in Europe, through one or more specialty laboratory partners, in the first half of 2013.

United States – In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The FDA requested that we conduct a medical adjudication process with an independent clinical endpoint committee comprised of a physician panel. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Since that time, we have continued our dialogue with the FDA regarding the information that it would require in a new 510(k) for the CardioSCORE test, and as a result of these interactions, we are currently planning to submit a new 510(k) for the CardioSCORE test for which the intended use would be to aid in the assessment of near-term risk for death due to cardiovascular causes. We expect to complete the study endpoint adjudication process in 2013 and the results of the adjudication process will then guide our regulatory and commercial strategy for the CardioSCORE test in the United States.

Atherothrombosis Overview

According to the American Heart Association (AHA), an estimated 82.6 million American adults (approximately 1 in 3) have one or more types of cardiovascular disease and it is the leading cause of death in the United States. Atherosclerosis, a systemic disease process in which fatty deposits, inflammation, cells, and scar tissue build up within the walls of arteries, is the underlying cause of the majority of clinical cardiovascular events. Atherothrombosis is the final stage in Atherosclerosis, which progresses through three stages: gradual and continuous plaque buildup that occurs over decades, focal plaque degradation resulting in vulnerable plaques, or plaques at risk of rupture, and acute plaque disruption with superimposed thrombosis, or blood clot formation, occurring after plaque rupture.

Atherosclerosis is by far the most common cause of coronary heart disease and it underlies the clinical conditions of heart attack, chronic stable angina, ischemic stroke and peripheral vascular disease. In 2012, an estimated 785,000 Americans had a new coronary attack, and 470,000 had a recurrent attack. Each year, 795,000 Americans experience a new or recurrent stroke. Mortality data show that cardiovascular disease was the underlying cause of death for nearly 1 million Americans in 2008, or approximately 1 of every 3 deaths in the United States. The AHA estimated direct and indirect costs of cardiovascular disease in the U.S. for 2008 at $297.7 billion. Cardiovascular disease and stroke accounted for 16% of total health expenditures, more than any major diagnostic group. Between 2012 and 2030, total direct medical costs of cardiovascular disease are projected to triple, from $309 billion to $834 billion. Indirect costs (attributable to lost productivity) for all cardiovascular diseases are estimated to increase from $185 billion in 2012 to $284 billion in 2030, an increase of 53%.

Discovery and Clinical Development of the CardioSCORE test

Study I — Copenhagen Heart Study (1)

From 2008 to 2009, we conducted a nested case-control study involving samples from approximately 750 individuals participating in the Copenhagen Heart Study and the Copenhagen General Population Study. The study comprised blood samples from approximately 250 individuals who suffered a first heart attack within four years of enrolling in the study and approximately 500 matched control subjects. We performed biochemical analysis of these blood samples and identified a set of analytes in blood that, when assessed in combination, demonstrated significant improvement in accuracy for identifying those individuals who suffered a first heart attack. This set of analytes, and associated methodology for assessing them in combination, referred to as the CardioSCORE test, was subsequently evaluated in a verification study.

Study II — Copenhagen Heart Study (2)

In 2011, we announced results from a verification study involving samples from approximately 947 individuals participating in the Copenhagen Heart Study and the Copenhagen General Population Study. The study comprised samples from approximately 315 individuals who suffered a first heart attack within four years of blood collection and approximately 632 matched controls. In this study, the CardioSCORE test demonstrated similar performance to that demonstrated in the Company’s first study. In both studies, the CardioSCORE test significantly improved the accuracy with which individuals at high risk for suffering a near-term atherothrombotic event were identified.

Study III — BioImage Study

The BioImage Study, which we have used as our validation, or registration, study in support of our 510(k) and CE Mark for CardioSCORE, comprised a community-based cohort of 6,600 individuals recruited from Illinois and Florida. The results of the BioImage Study demonstrated that CardioSCORE testing at baseline significantly predicted high risk of major cardiovascular events in both men and women during the study’s median 2.5-year follow-up period, independent of other conventional risk factors for cardiovascular disease, such as cholesterol, blood pressure, smoking status, obesity, diabetes and age. In the BioImage Study, of all subjects who experienced a major cardiovascular event within one year, only 28 percent were identified as high risk at baseline using the Framingham Risk Score, a widely-used cardiovascular risk assessment algorithm. Consistent with the primary hypothesis of the validation study, the addition of CardioSCORE testing results to Framingham Risk Score assessment instead identified as high risk 60 percent of all subjects who experienced a major cardiovascular event within one year (p < 0.0001 for increase). Similarly, of all individuals who experienced a major cardiovascular event within two years, the percentage who would have been identified as high risk at baseline increased from 26 percent (Framingham risk assessment alone) to 54 percent (Framingham plus CardioSCORE; p < 0.0001 ). The results of the evaluation of the CardioSCORE test in the BioImage Study were presented at the 2012 American Heart Association Scientific Sessions meeting.

Our Galectin-3 Collaborations

Our key research, development and commercialization collaborations are summarized below.

Our Agreements with Reference Laboratory Providers for the Commercialization of the Microplate Version of Our Galectin-3 Test

Health Diagnostic Laboratory, Inc.

In March 2011, we entered into a supply agreement with Health Diagnostic Laboratory, Inc., or HDL, pursuant to which HDL agreed to purchase microplate galectin-3 test kits from us and to offer galectin-3 testing services to physicians in the United States. Under the terms of the agreement, we have also agreed to supply microplate galectin-3 test kits to any affiliate of HDL in the United States interested in purchasing microplate galectin-3 test kits from us and to treat any such affiliate as HDL for the purposes of the agreement. We are entitled to receive payment of the kit price for each microplate test kit purchased by HDL and its affiliates.

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

Atherotech, Cleveland HeartLab, Mayo, ARUP and Kindstar

We have entered into pricing and supply arrangements in the United States with Atherotech Diagnostics Lab, Cleveland HeartLab Inc., Mayo Medical Laboratories, and ARUP Laboratories, pursuant to which these laboratories offer galectin-3 testing services to clinicians nationwide so that clinicians have convenient regional or national access to our tests. These laboratories typically offer our galectin-3 testing services in the standard menu of tests they offer and we are entitled to receive payment of the kit price for each microplate test kit sold to these laboratory providers. In addition, with respect to galectin-3 testing outside of the United States, we entered into a supply agreement with Wuhan Kindstar Diagnostics, Co., Ltd., or Kindstar, in October 2012, pursuant to which Kindstar is offering galectin-3 testing services to over 2,000 Chinese hospitals as part of its growing suite of cardiovascular tests.

Laboratory Corporation of America

In May 2010, we entered into a license and supply agreement with LabCorp pursuant to which LabCorp agreed to make the galectin-3 test available to physicians in the United States. Under the terms of the agreement, we granted LabCorp and its affiliates a semi-exclusive worldwide license under our patent rights related to galectin-3 to market, offer for sale and otherwise commercialize galectin-3 testing services using our microplate galectin-3 test. The license is semi-exclusive in the United States through the third year following the commercial launch of the microplate test, or the semi-exclusive period, after which the license will be non-exclusive. The license is non-exclusive in Canada and the United Arab Emirates for the entire term of the agreement. During the semi-exclusive period, we are prohibited from licensing any of our patent rights related to galectin-3 to perform microplate tests to certain restricted licensees, including competitors of LabCorp.

Under our agreement with LabCorp, we sell our microplate test kits to LabCorp at agreed upon prices. We have agreed, with limited exceptions, that the kit price to be charged to LabCorp and its affiliates shall be no less favorable than the price charged to any other third party in the United States. Pursuant to the agreement, we are required to pay certain rebate amounts to LabCorp if the aggregate number of automated tests that are capable of being performed in the United States using automated test kits sold by us or our business partners exceeds a certain amount during a specified period. We have also agreed that, to the extent we enter into agreements with third parties after May 13, 2010 to manufacture, supply or distribute automated test kits, we will require such third parties to supply such automated test kits to LabCorp and its affiliates.

Under the agreement, we will also provide LabCorp with certain clinical market development resources, programs and assistance as reasonably requested by LabCorp and LabCorp has agreed to perform certain sales, marketing and market education activities in support of our microplate galectin-3 test. The agreement will terminate on the earlier of May 13, 2015 or the end of the semi-exclusive period. LabCorp may terminate the agreement at any time and for any reason upon 120-days written notice and LabCorp may terminate the agreement immediately if we undergo a change of control to a competitor of LabCorp. Either party may terminate the agreement upon 60-days written notice for failure to comply with the terms of the agreement, unless the defaulting party remedies such failure within the 60-day notice period.

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

Under the automated partner agreements, each automated partner is prohibited from sublicensing its rights to commercialize our Galectin-3 Products and, except for the Galectin-3 Products described above, is prohibited from developing galectin-3 assays covered by our patent rights. We have the right to enter into one additional license of our patent rights related to galectin-3 for the commercialization of Galectin-3 Products during the five year period from the date on which Abbott makes its first commercial sale of Galectin-3 Products, and unlimited additional licenses thereafter. Under these agreements, our automated partners are responsible for developing and commercializing the tests and we are responsible for furthering clinical awareness and developing the market for galectin-3 testing. Also under these agreements, each automated partner will pay us a product access fee and a marketing service fee for each Galectin-3 Product it sells.

These agreements also contain provisions that, under certain circumstances, entitle our automated partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective automated partners. In some cases, our automated partners’ rights to reduce the royalty amounts are triggered by the CMS payment rate being below certain agreed-upon thresholds and in other cases, our automated partners’ rights to reduce the royalty amounts payable to us are triggered by the average selling prices for the tests in certain regions being below certain agreed-upon price thresholds. The CMS payment rate for the 2013 calendar year is currently below the agreed-upon CMS payment rate thresholds in these agreements. Accordingly, the current royalty amounts payable to us under these agreements are subject to reduction by our automated partners, in amounts to be negotiated by us and our respective automated partners. There can be no assurance that in any renegotiation of these royalty provisions we will be successful in negotiating new rates that will be favorable to us. Additionally, if the average sales price of the Galectin-3 Products sold by us and our automated partners falls below a certain amount, the automated partners will be entitled to discontinue their sales of the Galectin-3 Products. If the automated partners were to discontinue their sales, the automated partners would have no further rights or obligations to us under the agreements.

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

Our Technology In-Licenses from Third Parties

ACS Biomarker

We have exclusively licensed from ACS Biomarker B.V., or ACS Biomarker, a portion of the intellectual property rights covering our galectin-3 tests. In May 2007, we entered into an initial biomarker product license and collaboration agreement with ACS Biomarker and in July 2012, we entered into a sublicense agreement with ACS Biomarker, which superseded the initial agreement in its entirety. Pursuant to the agreement, ACS Biomarker granted to us an exclusive, worldwide sublicense to develop and commercialize two proprietary cardiovascular biomarkers for congestive heart failure, galectin-3 and thrombospondin-2. Each of these biomarkers is licensed by ACS Biomarker from the University of Maastricht. The agreement permits us to sublicense the rights that ACS Biomarker granted to us to third parties.

Under the terms of the agreement, we have developed an implementation plan for the development and commercialization of products derived from the licensed biomarkers. As consideration for the sublicenses, we were required to pay ACS Biomarker an upfront payment and are required to make milestone payments and royalty prepayments to the extent that we achieve specified development and regulatory milestones. Additionally, we are obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from our galectin-3 tests and any other products that we develop using the licensed intellectual property. As of December 31, 2012, we have paid to ACS Biomarker a total of approximately $1.0 million in up-front, milestone and royalty prepayments.

The term of the agreement extends from its effective date until the last date on which a claim on the licensed IP remains issued and unexpired, unless terminated earlier pursuant to the terms of the agreement. Either party may terminate the agreement upon written notice if the other party fails to perform a material obligation under the agreement, or upon the occurrence of certain bankruptcy events involving the other party. The licenses granted by ACS Biomarker to us will expire immediately upon any such termination, but certain other obligations, including those related to payment of royalties, indemnification and confidentiality, shall survive.

Our Other Research Collaboration

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

Intellectual Property

The focus of our work is the development and commercialization of novel diagnostic tests based on biomarkers. Through our research and development efforts, we have developed expertise in proprietary methods using experimental design, biological sample preparation, high throughput biomolecular data and statistical analysis, clinical study design and statistical analysis, and specialized bioinformatics methods to interpret data sets. We seek to protect these methods as trade secrets and, in some cases, by filing patent applications.

We seek to protect the diagnostic tests that we have developed primarily through patents. The patentability of test methods and products based on biomarkers is well-established in most countries. Because we use an empirical as well as a hypothesis-driven approach to biomarker discovery, we may measure many different molecules in each biological specimen. Thus, we may be able to identify multiple biomarkers and biomarker combinations that are associated with a clinical outcome of interest. We believe that this may enhance our ability to obtain patents for diagnostic tests based on our discoveries. However, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

As of March 1, 2013, we have five issued U.S. patents and 17 pending patent applications filed either with the U.S. Patent and Trademark Office or under the PCT and foreign counterparts of certain of these patent applications. A subset of the intellectual property that we own or license relates to our galectin-3 test. This intellectual property includes U.S. Patent No. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and eight corresponding patent applications pending in the United States and abroad, as well as issued patents in Europe, Australia, China and Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U.S. Patent No. 8,084,276 is scheduled to expire in September 2024. We own a U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own six U.S. patent applications filed either with the U.S. Patent and Trademark Office or under the PCT, and foreign counterparts of these patent applications related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements. A subset of the intellectual property that we own relates to our CardioSCORE test. This intellectual property includes U.S. Patent Application No. 12/946,470 and 17 corresponding patent applications abroad. Any patent issuing from this U.S. application could expire as early as 2030. In addition, we have a non-exclusive license to practice and commercialize technology covered by one issued U.S. patent that relates to our methods for discovering biomarkers. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection. Several of our owned and licensed patent applications are in an early stage of prosecution, and we cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

In addition to our internal diagnostic product development efforts, for which we plan to seek to obtain exclusive ownership rights, we expect to obtain certain ownership rights to intellectual property conceived in the conduct of the HRP initiative, a study of atherothrombotic cardiovascular disease that we initiated, and from our research, development and commercialization collaboration with other initiatives or collaborations that we may undertake.

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

Sales and Marketing

We intend to retain worldwide marketing rights to our products and we plan to be primarily responsible for spreading awareness, generating demand, increasing market adoption, working with payers to make reimbursement and coverage determinations and ensuring that our biomarker-based tests realize their market potential. We plan to collaborate with our partners on the promotion of our tests, including the development of commercial plans by our partners, which will be governed by our partnership agreements. For promoting the utility of our tests to clinicians, laboratory decision makers, payers, patients and other stakeholders, we intend to leverage the commercial capabilities of our partners, including diagnostic laboratory instrument manufacturers of automated assays and our key account executives. In the United States, we are developing a small, dedicated sales force of cardiovascular key account executives that focus on promoting our microplate BGM Galectin-3 test to hospitals facing readmission issues. In Europe, we are continuing the promotion and sales of the test through a small dedicated sales team.

Manufacturing

Since 2009, we have been operating under an exclusive development and manufacturing agreement with Corgenix Medical Corporation, pursuant to which Corgenix will manufacture the BGM Galectin-3 test for distribution in the United States, Europe and elsewhere. Corgenix develops, manufactures, distributes and markets in vitro diagnostic products based on ELISA technology using the microtiter format. Corgenix is the sole manufacturer of our microplate BGM Galectin-3 test. As part of our development and commercialization activities, we and Corgenix are required to comply with the FDA’s quality system regulation, or QSR, and other regulations which cover, among other things, the methods and documentation for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA monitors compliance with QSR through periodic inspections.

Competition

We believe that our cardiovascular diagnostic tests address significant unmet medical needs, improve patient outcomes and contain healthcare costs. We believe that we compete primarily on the basis of the value of the quantitative information our cardiovascular diagnostics provide and the clinical validation of our BGM Galectin-3 test’s ability to aid in the prognosis of patients with chronic heart failure. We also compete by leveraging industry leaders in diagnostic instrument platform manufacturers and reference laboratory providers to provide comprehensive worldwide access to our BGM Galectin-3 test in outpatient and inpatient settings, along a continuum extending from physician offices, clinics, hospital emergency rooms, intensive care units and central labs to commercial reference labs.

We face competition from a number of companies in the commercialization of diagnostic products for cardiovascular disease. Established diagnostics companies, such as Abbott Diagnostics, Beckman Coulter, bioMerieux , Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens offer cardiovascular disease tests to complement their legacy routine testing businesses. In addition, commercial laboratories with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics, have expanded or acquired testing capabilities to include more specialized cardiovascular testing. Specialized cardiovascular CLIA laboratories such as Atherotech, Berkeley Heart Lab (now part of Quest Diagnostics), Bioreference Lab (Gene Dx), Boston Heart Diagnostics (formerly Boston Heart Lab), Cleveland HeartLab, Health Diagnostic Laboratory (HDL), Liposcience, Aviir and Cardio DX have expanded their presence and menu in the cardiovascular market and some have developed their own tests or panels.

We have identified a number of recent entrants to the field with competing technologies and approaches in cardiovascular diagnostics. Companies that may compete with us in the cardiovascular diagnostics space, include Athena Diagnostics, Atherotech, Berkeley Heart Lab, HDL, Bioreference Lab (Gene Dx), Dako, diaDexus, Myriad Genetics, Singulex and Critical Diagnostics.

Regulatory

The FDA recommends that sponsors such as us interact with the agency early and often in the development of diagnostic products. We intend to follow this recommendation in an effort to manage development risks and facilitate the regulatory process. In light of the importance of the U.S. market for our potential products, and because of the opportunity to seek and receive early FDA input on development programs, we will prioritize U.S. regulatory plans and submissions over other jurisdictions. In addition, we intend to identify opportunities to prepare and file submissions in compliance with EU-Directive 98/79/EC and other applicable standards and national reimbursement rules. We plan to prioritize European Union Member States based on market size, regulatory approvals and other considerations. We also plan to set up a clinical laboratory to offer laboratory testing services.

In November 2010, we obtained 510(k) clearance from FDA for the BGM Galectin-3 test for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In October 2009, we obtained CE Mark for the BGM Galectin-3 test for use as an aid in assessing the prognosis of patients with heart failure. In May 2012, we obtained CE Mark for the BGM Galectin-3 test with an expanded indication for identification of patients at risk for new onset heart failure. In December 2012, we obtained CE Mark for the CardioSCORE test as an aid in the assessment of near term risk for heart attack, ischemic stroke, unstable angina, coronary revascularization and death. Our current and planned business is subject to extensive and frequently changing laws and regulations in the United States, the European Union, and elsewhere that we may do business.

U.S. Regulations

Food and Drug Administration

In the United States, in vitro diagnostics are regulated by the FDA as medical devices. There are two principal regulatory pathways to receive authorization to market in vitro diagnostics, a 510(k) premarket notification and a premarket approval application, or PMA. The FDA makes a risk-based determination as to which pathway a particular in vitro diagnostic is eligible. In addition, since July 2012 with the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, a de novo pathway is directly available for certain low to moderate risk devices that would not qualify for the 510(k) notification pathway due to lack of a predicate device.

The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of their level of risk and the controls deemed by the FDA to be necessary to reasonably assure their safety and effectiveness. Class I devices are subject to “general controls”, including establishment registration, device listing, labeling, reporting and recordkeeping, and adherence to FDA’s quality system regulations, which are device-specific good manufacturing practices. Class II devices are subject to the general controls and also special controls, including guidance documents, performance standards, and postmarket surveillance. Class III devices are subject to most of the previously identified requirements as well as to premarket approval. Most Class I devices are exempt from the requirement for premarket notification to the FDA; most Class II devices require the submission of a 510(k) premarket notification to the FDA prior to commercial marketing; and Class III devices require submission of a PMA. Device manufacturers and PMA holders are also subject to numerous postmarketing requirements.

The FDA can require the submission of clinical data to support 510(k) clearance, de novo reclassification, or a PMA. Clinical studies undertaken in the United States are subject to FDA requirements applicable to investigational device exemption, or IDE, institutional review board, or IRB, review and approval, and informed consent of the study subjects.

Clinical Trials of Devices

Clinical trials for a medical device must be conducted in accordance with FDA requirements, including informed consent from study participants, review and approval by an IRB, financial disclosure by clinical investigators, and listing of appropriate studies on ClinicalTrials.gov. Additionally, FDA approval of an IDE application must be obtained in order to conduct a clinical study of “significant risk” devices, which are devices that present a potential for serious risk to the health, safety, or welfare of a subject, including devices that are of substantial importance in diagnosing or treating disease, or preventing impairment of human health. Sponsors of clinical studies are responsible for monitoring the studies, and for recordkeeping and reporting. The FDA may prevent studies from moving forward, and may suspend or terminate studies once initiated. The FDA may inspect sponsor records, clinical investigators, and clinical sites involved in clinical trials. The FDA may take enforcement action for non-compliance with any of these requirements.

510(k) Premarket Notification

A 510(k) notification requires the sponsor to demonstrate that a medical device is substantially equivalent to another marketed device, termed a “predicate device”, that is legally marketed in the United States and for which a PMA was not required. A device is substantially equivalent to a predicate device if it has the same intended use and same technological characteristics as the predicate; or has the same intended use but different technological characteristics, where the information submitted to the FDA does not raise new questions of safety or effectiveness and demonstrates that the device is at least as safe and effective as the legally marketed predicate device.

The FDA’s performance goal review time for a 510(k) notification is 90 days from the date of receipt, however, in practice, the review process often takes significantly longer. After its initial review, the FDA may require additional information including clinical data in order to make a decision regarding the claims of substantial equivalence. Clinical studies of in vitro diagnostic products are typically designed with the primary objective of obtaining analytical or clinical performance data. If the FDA believes that the device is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter and designate the device as a Class III device, which will require the submission and approval of a PMA before the new device may be marketed. Under certain circumstances, the sponsor may submit a de novo petition to the FDA to reclassify the new device as a Class I or Class II device.

If a predicate device does not exist, the FDA may make a risk-based determination that the device is eligible for de novo reclassification and premarket review instead of requiring a PMA. The de novo process is similar to clearance of the 510(k) premarket notification, and typically requires the submission of clinical data to support the reclassification. A de novo petition can be submitted either prior to the submission of a 510(k) when no predicate device can be identified, or after the FDA determines that a new device is “not substantially equivalent” due to lack of an appropriate predicate device. Under the FDASIA amendments to the statute, the FDA may “decline to undertake a classification” if the FDA either (1) identifies a legally marketed predicate device that would be appropriate for a 510(k), or (2) determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. The statute directs the FDA to classify the device within 120 days following receipt of the de novo application.

Premarket Approval

The PMA process is more complex, costly and time consuming than the 510(k) process. A PMA must be supported by manufacturing data, preclinical data, and more detailed and comprehensive scientific evidence, including clinical data, to demonstrate the safety and efficacy of the medical device for its intended purpose. If the device is determined to present a “significant risk,” the sponsor may not begin a clinical trial until it submits an application for investigational device exemption, or IDE, to the FDA and obtains approval from the FDA to begin the trial.

After the PMA is submitted, the FDA has 45 days to make a threshold determination that the PMA is sufficiently complete to permit a substantive review. If the PMA is deemed not sufficiently complete, the FDA will issue a “refuse to file” determination. If the PMA is complete, the FDA will file the PMA and begin a substantive review of the application. The FDA is subject to a performance goal review time for a PMA that is 180 days from the date of filing, although in practice the total review time is longer. Questions from the FDA, requests for additional data, additional testing and submissions by the applicant, and referral to an advisory committee may delay the process considerably. Indeed, the total process may take several years and there is no guarantee that the PMA will ever be approved. Even if approved, the FDA may limit the indication for which the device may be marketed. The FDA may also request additional clinical studies or registries as a condition of approval or even after the PMA is approved. Any changes to the medical device may require a supplemental PMA to be submitted and approved. In addition, annual reports and other reports are required.

Requirements Applicable to Marketed Devices

The FDA Quality System Regulations, or QSRs, impose requirements for design control and validation, management review, complaint handling and investigation, labeling control, servicing, recordkeeping requirements, and more. The FDA also regulates device imports and exports. Manufacturers are required to submit medical device reports for deaths or serious injuries associated with the use of their devices, and for malfunctions that could cause or contribute to a death or serious injury. The FDA also requires reporting of certain corrections or removals of devices. Labeling and promotional activities are subject to regulation by the FDA, and certain device advertising is subject to regulation by the Federal Trade Commission.

Laboratory Developed Tests

Although the FDA has claimed for many years that it has the statutory authority to regulate laboratory-developed tests, or LDTs, as medical devices, the agency has generally exercised enforcement discretion toward them. LDTs are tests that are developed, validated, and offered as testing services by a clinical laboratory, and these tests are regulated under the Clinical Laboratory Improvement Act, or CLIA. The FDA has stated that it will take enforcement action against any specific LDT if necessary to protect the public health. In addition, under FDA regulations applicable to analyte-specific reagents, or ASRs, a laboratory using an ASR in its LDT is required to indicate in its test report that the test has not been cleared or approved by the FDA. The FDA has also issued several draft guidance documents, such as those regarding products labeled “Research Use Only,” or RUO, and In Vitro Diagnostic Multivariate Index Assays, or IVDMIAs, which may affect the regulation of clinical laboratory tests if finalized.

In recent years, the FDA has indicated that it is reconsidering its policy of enforcement discretion and reviewing the regulatory requirements that it will apply to LDTs. In July 2010, the FDA held a 2-day meeting to obtain input from stakeholders on how it should apply its authority to implement a reasonable risk-based and effective regulatory framework for LDTs. The FDA has indicated that it intends to issue guidance documents to establish such a regulatory framework, but to date it has not done so.

CLIA and State Clinical Laboratory Laws

The FDA is responsible for the complexity categorization of commercially marketed in vitro diagnostic, or IVD, tests under CLIA, placing them into one of three categories based upon the potential risk to public health in reporting erroneous results. The categories were devised on the basis of the complexity of the test, and include waived tests, tests of moderate complexity, and tests of high complexity.

The Center for Medicare and Medicaid Services, or CMS, regulates clinical laboratories under CLIA. Laboratories that perform testing on human specimens for the purpose of providing information for diagnosis, prevention or treatment of disease or assessment of health are subject to CLIA, which imposes quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results.

Laboratories performing moderate- or high-complexity testing must meet various CLIA requirements applicable to personnel, operations, establishment and verification of performance specifications, proficiency testing, patient test management, quality control, and quality assurance. CLIA certified laboratories are typically subject to survey and inspection every two years to assess compliance with program standards. Sanctions can be applied against a laboratory that is found to be out of compliance with CLIA requirements, including, among others, suspension, limitation, or revocation of a CLIA certificate.

Laboratories may also seek accreditation by the College of American Pathologists, or CAP. CAP is an independent, non-governmental organization approved by CMS to inspect laboratories to determine compliance with CLIA requirements. The CAP Laboratory Accreditation Program is an internationally recognized program that utilizes teams of practicing laboratory professionals as inspectors, and accreditation by CAP can often be used to meet CLIA or state certification requirements.

In addition to CLIA, States also have laws that apply to clinical laboratories, including state licensing laws. Some states impose requirements that are more stringent than CLIA requirements. State laws may also require detailed review of a laboratory’s technical procedures or scientific validation of laboratory tests.

Environmental, Health and Safety for Clinical Laboratories

Clinical laboratories are subject to federal and state laws and regulations related to the protection of the environment, health and safety of employees, the handling of medical specimens, and medical waste. For example, the federal Occupational Safety and Health Administration, or OSHA, has established standards for the protection of healthcare employees, including requirements to protect workers from blood-borne pathogens, such as HIV and hepatitis B and C. Some biological materials and laboratory supplies are classified as hazardous materials and are subject to applicable regulations of the Department of Transportation, the United States Postal Service, the Public Health Service, and the International Air Transport Association. In addition, state laws regulate the disposal of medical waste and hazardous waste.

HIPAA and Other Privacy and Data Security Laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive federal protections for the privacy and security of health information. HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. HIPAA’s Privacy rule requires Covered Entities to implement policies and procedures regulating uses and disclosures of protected health information, granting individuals certain rights with respect to their protected health information and complying with a variety of administrative requirements such as training and progressive discipline in response to violations. HIPAA’s Security standards require Covered Entities and individuals or organizations providing services to Covered Entities involving the use or disclosure of protected health information, or Business Associates, to have in place administrative, physical, and technical standards to guard against the misuse of protected health information.

HIPAA was amended in 2009 by the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act. HITECH strengthened and expanded HIPAA and increased penalties for violations. Among other changes, HITECH requires Covered Entities and Business Associates to report breaches of unsecured protected health information to affected individuals and to the federal government and in some cases to local or national media outlets. Under HITECH, Business Associates are directly liable for compliance with applicable HIPAA requirements and both Covered Entities and Business Associates are subject to audit by the federal government and enforcement by state Attorneys General, who were given authority to enforce HIPAA under HITECH. Additionally, some state laws impose privacy protections more stringent than HIPAA and data security requirements applicable to information beyond health care information. These state laws create an additional level of enforcement and may require additional reporting in the event of breach. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We are not presently subject to HIPAA; however, if we begin billing electronically for tests that we conduct, we will be obligated to comply. Additionally, if we provide clinical laboratory testing services or enter into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity, we may incur HIPAA compliance obligations.

Our activities must comply with all applicable privacy and data security laws. For example, there are international privacy laws that impose restrictions on the access, use, and disclosure of health information from outside of the United States. All of these laws may impact our business. Many of them apply simultaneously making compliance a difficult and complex endeavor. Our failure to comply with these privacy and security laws or a breach of protected health information or personal data could cause significant financial or reputational harm to our company. Additionally, significant changes in the laws restricting our ability to obtain tissue samples and associated patient information or our failure to comply with existing law could significantly impact our business and our future business plans.

European Regulations

Article 168 of the Treaty on the Functioning of the European Union, or TFEU, requires a high level of human health protection to be ensured in the definition and implementation of all Union policies and activities. Union action, which complements national policies, must be directed towards improving public health, preventing human illness and diseases, and obviating sources of danger to human health. On the basis of article 168(4)(a) of the TFEU, the European Legislator is required to contribute to the achievements of these objectives through adopting measures setting high standards of quality and safety for organs and substances of human origin, blood and blood derivatives, as well as for medicinal products and medical devices.

In the European Union, IVD medical devices are regulated under EU-Directive 98/79/EC, or the IVD Directive, which is implemented by national provisions. The IVD Directive is currently under revision. A new Regulation – applicable directly in all Member States without need for implementation – may be adopted in the course of 2014, and would gradually take effect thereafter. The proposed new regime is stricter than the current rules.

The IVD Directive requires that medical devices meet the essential requirements set out in Annex I to the IVD Directive. These requirements include the safety and efficacy of the devices. According to the IVD Directive, the Member States presume compliance with these essential requirements in respect of devices which are in conformity with the relevant national standards transposing the harmonized standards of which the reference numbers have been published in the Official Journal of the European Communities. These harmonized standards include ISO 13485:2012, the quality standard for medical device manufacturers. In addition, specific requirements can be laid down in Common Technical Specifications adopted by the European Commission.

For devices for performance evaluation (including clinical investigation), the manufacturer shall draw up a statement containing: (i) an evaluation plan stating the purpose, scientific, technical or medical grounds, scope of the evaluation, (ii) the list of laboratories taking part in the evaluation study, (iii) the starting date and scheduled duration for the evaluation, and (iv) a statement that the essential requirements are met apart from the aspects covered by the evaluation. In addition, the manufacturer must notify the device for performance evaluation to the Member States’ competent authorities. Individual Member States may also subject certain types of investigation to a review by an Ethics Committee and authorization by their competent authorities. The proposed new regime introduces an authorization requirement by the Member States’ competent authorities for interventional clinical performance studies and other clinical performance studies involving risks for the subjects.

IVD medical devices, other than devices for performance evaluation, must bear the CE marking of conformity when they are placed on the market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the relevant legislation implementing the relevant European Directive. The manufacturer must follow a conformity assessment procedure to obtain this CE marking. The manufacturer must also draw up an EC Declaration of conformity before placing the IVD on the market. For certain IVD medical devices, a review by an independent body, or notified body, is necessary.

Each European Member State must adopt its own laws, regulations and administrative provisions necessary to implement the IVD Directive. Member States may not create any obstacle to the placing on the market or the putting into service within their territory of devices bearing the CE marking according to the conformity assessment procedures, except for purposes of pricing and reimbursement procedures.

Advertising of medical devices is regulated separately by each individual European Member State. While some Member States only impose requirements on the content of advertising, some others require prior approval by the authorities, at least for some categories of IVD medical devices.

EU rules governing the donation, procurement, testing, processing, preservation, storage and distribution of cells and tissues that are not medicinal products are contained in Directive 2004/23/EC. Establishments in the European Union that conduct such activities must be licensed and are subject to inspection by regulatory authorities. Such establishments must implement appropriate quality systems and maintain appropriate records to ensure that cells and tissues can be traced from the donor to the recipient and vice versa. There are also requirements to report serious adverse events and reactions linked to the quality and safety of cells and tissues. Individual European Member States are free to further restrict the export, collection, and use of such bodily material.

Moreover, in the European Union the protection of individuals with regard to the processing of personal data is regulated under EU-Directive 95/46/EC on Data Protection, or the DP Directive (which also is in the process of being replaced by a stricter Regulation). If specimens, such as blood plasma and urine, taken from patients relate to an identified or identifiable natural person, the data derived from such specimens fall within the scope of the DP Directive. Member States prohibit the processing of personal data concerning health, unless (i) explicit consent has been obtained; (ii) the processing of the data is required for the purposes of preventive medicine, medical diagnosis, the provision of care or treatment or the management of healthcare services; or (iii) the health data are processed by a health professional subject under national law or rules established by national competent bodies to the obligation of professional secrecy or by another person also subject to an equivalent obligation of secrecy. In addition, EU Member States may allow for the processing of health data for research purposes, subject to possible conditions.

Billing and Reimbursement

United States

In the United States, diagnostic tests may be paid for by several sources, including third party payors such as insurance companies, managed care organizations or government health programs such as Medicare and Medicaid, and patients. Each of these payors may have different billing requirements. Currently, we do not bill any third party payor for the galectin-3 test or any other test. However, if in the future we decide to offer our tests as a service through our own CLIA-certified laboratory, we would directly or indirectly be responsible for billing for the tests.

Coding

Clinical laboratory tests are typically billed to payors using the Healthcare Common Procedure Coding System, or HCPCS, and the Current Procedural Terminology, or CPT, coding systems. CPT codes are incorporated in the HCPCS as Level I HCPCS codes and typically result in a predetermined payment for a specific in vitro diagnostic test. The CPT set of codes is copyrighted and maintained by the American Medical Association, or AMA. The AMA, publishes the CPT Code, which is a listing of descriptive terms and identifying codes for items and services provided in outpatient settings. The purpose of the CPT Code is to provide a uniform language that accurately describes medical, surgical, and diagnostic services, and it is used by the Centers for Medicare & Medicaid Services, or CMS, and private insurers for reimbursement.

If a new laboratory test does not fall under an existing CPT code, it may require a new code for reimbursement purposes. The process for seeking a test-specific code for such a new test is lengthy and typically takes from one to two years to complete. While the AMA’s decision is pending, billing may be done under an existing, non-specific CPT code. A manufacturer or provider may decide not to request assignment of a CPT code and instead use an existing, non-specific code for reimbursement purposes. However, use of such codes may result in more frequent denials and/or requests for supporting clinical documentation from the third-party payor and in lower reimbursement rates, which may vary based on geographical location.

A manufacturer of an in vitro diagnostic kit or a provider of laboratory services may request establishment of a Category I CPT code for a new product. Assignment of a specific CPT code ensures routine processing and payment for a diagnostic test by both private and government third-party payors. In October 2011, the AMA CPT® Editorial Panel accepted our request to establish a Category 1 code for galectin-3 in the pathology and laboratory/chemistry section of CPT and established a new analyte-specific code, 82777. In November 2012, CMS, in the Final Determination for the Medicare Clinical Laboratory Fee Schedule for 2013, assigned a payment rate for the BGM Galectin-3® test under CPT code 82777, effective January 1, 2013. Unfortunately, CMS did not assign the payment rate that we had requested, but the payment rate will be crosswalked to the code under which the test is currently paid. Crosswalking is used when a new test code is comparable to an existing test code, multiple existing test codes, or a portion of an existing test code on the Clinical Laboratory Fee Schedule, or CLFS. Under this methodology, the new test code is assigned the local fee schedule amounts and the national limitation amount of the existing test, with payment made at the lesser of the local fee schedule amount or the national limitation amount. A second method called gap-filling is used when no comparable test exists on the CLFS.

Coverage Decisions

When deciding whether to pay for a particular diagnostic test, third-party payors generally consider whether the test is a covered benefit under the relevant plan and, if so, whether it is reasonable and necessary for the diagnosis or treatment of illness and injury. Coverage determinations often are influenced by current standards of practice and clinical data, particular at the local level. CMS, which is the government agency responsible for overseeing the Medicare program, has the authority to make coverage determinations on a national basis, but most Medicare coverage decisions are made at the local level by contractors that administer the Medicare program in specified geographic areas. Private and government third-party payors have separate processes for making coverage determinations, and private third-party payors may or may not follow Medicare’s coverage decisions. If a third-party payor has a coverage determination in place for a particular diagnostic test, billing for that test must comply with the established policy. Otherwise, the third-party payor makes payment decisions on a case-by-case basis.

Payment

Payment for covered diagnostic tests is determined based on various methodologies, including prospective payment systems and fee schedules. In addition, private third-party payors may negotiate contractual rates with participating providers or set rates as a percentage of the billed charge. Diagnostic tests furnished to Medicare inpatients generally are included in the bundled payment made to the hospital under Medicare’s Inpatient Prospective Payment System. Payment for diagnostic tests furnished to Medicare beneficiaries in most other circumstances is based on the CLFS under which a payment amount is assigned to each covered CPT code. The law requires fee schedule amounts to be adjusted annually by the percentage increase in the consumer price index, or CPI, for the prior year, but Congress has frequently frozen the payment rates. For the 2013 calendar year CLFS, was decreased by 2.95%. Medicaid programs generally pay for diagnostic tests based on a fee schedule, but reimbursement varies by state.

European Union

In the European Union, the reimbursement mechanisms used by private and public health insurers vary by Member State. For the public systems, reimbursement is determined by guidelines established by the legislator or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the healthcare system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State.

Employees

As of March 15, 2013, we employed 30 full-time employees, of whom 16 had advanced degrees, 10 were engaged in product development, 12 performed sales and marketing functions and 8 performed general and administrative functions. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

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

We have incurred substantial net losses since our inception in February 2000. For the years ended December 31, 2012, 2011 and 2010, we incurred net losses of $23.8 million, $17.6 million and $17.2 million, respectively. Our accumulated deficit was approximately $137.1 million at December 31, 2012. We expect to continue to incur substantial net losses for at least the next several years, and these losses are likely to increase in the near-term.

Historically, we have generated limited revenue from our biomarker discovery and analysis services agreements. We are in the process of transitioning into a commercial diagnostics company and to date, have generated a limited amount of product revenue. Our first product, the BGM Galectin-3® test for heart failure, received clearance from the U.S. Food and Drug Administration, or FDA, in late 2010 and is commercially available throughout the United States, and in Europe under a CE Mark. This microplate version of our test is being marketed in the United States through several regional and national specialized and reference laboratory providers. As we continue to grow our commercial operations to support the sales and marketing of our galectin-3 test, as well as continue our development efforts for the CardioSCORE™ test, our expenses are expected to increase. Accordingly, we will need to generate significant product revenue to achieve profitability.

Even as we increase our sales for our galectin-3 test, launch automated versions of our galectin-3 test, and launch the CardioSCORE test, we expect our losses to continue as a result of our increased manufacturing, sales and marketing expenses to support our commercial operations, as well as ongoing research and development expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will decline.

Our business is dependent on our ability to successfully develop and commercialize novel cardiovascular diagnostic tests. If we fail to develop and commercialize these products, we may be unable to execute our business plan.

Historically, we have generated revenue from initiatives, collaborations and biomarker discovery and analysis services agreements with pharmaceutical companies and healthcare organizations. Our current business strategy, however, focuses on developing and commercializing cardiovascular diagnostic tests based on biomarkers, and we do not expect to receive revenue from performing biomarker discovery and analysis services for third parties. To that end, in November 2012, we implemented a strategic reorganization in our research and development department, away from our previous focus on early stage discovery and toward a more commercially-oriented role in support of studies designed to further differentiate and support the BGM Galectin-3 test and the CardioSCORE test in the marketplace. The success of our business will depend on our ability to develop and commercialize cardiovascular diagnostic tests based on the tests in our current pipeline, as well as others that we may in-license in the future.

Prior to commercializing our diagnostic tests, we are required to undertake time-consuming and costly development activities, sometimes including clinical studies, and to obtain regulatory clearance or approval, for which the outcome is uncertain. We have limited experience in developing and commercializing cardiovascular diagnostic tests and there are considerable risks involved in these activities. The science and methods that we are employing are innovative and complex, and it is possible that our product development programs will ultimately not yield diagnostic tests for commercialization. Products that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may still fail to obtain the necessary regulatory clearances or approvals. Few research and development projects result in commercial products, and perceived viability in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a product candidate, or we may be required to expend considerable resources obtaining additional clinical and nonclinical data, which would adversely impact the timing for generating potential revenue from those product candidates. If our development programs yield fewer commercial products than we expect, we may be unable to execute our business plan, and our business, financial condition and results of operations may be adversely affected.

We recently announced that we are adopting a new commercial strategy. If we are unsuccessful in the execution of our new commercial strategy, our business, financial condition, results of operations and prospects will be materially adversely affected.

On November 13, 2012, we announced that we are adopting a new commercial strategy designed to focus our limited resources on growing the markets and driving commercial sales for our two existing cardiovascular diagnostic tests, the BGM Galectin-3 test and the CardioSCORE test. As part of our new strategy, we plan to establish a scalable US-based sales organization to promote our diagnostics tests; to open a CLIA-certified clinical laboratory in order to make galectin-3 testing available to hospitals and other health care providers; to commence a campaign focused on reducing hospital readmission rates through the use of galectin-3 testing; and to proceed with the commercial offering of the CardioSCORE test in order to bring its benefits to physicians and patients as quickly as possible. In addition, in order to achieve the organizational changes necessitated by our new commercial strategy, we implemented a strategic reorganization of our research and development department, away from its previous focus on early stage discovery and toward a more commercially-oriented role in support of studies designed to further differentiate and support our cardiovascular tests in the marketplace. As a result of our strategic reorganization, 11 positions in early discovery research were eliminated, enabling us to dedicate a greater portion of our research and development budget to commercial support and market growth activities. We are unable to give any assurance that we will be successful in executing our new strategy in the manner, timeframe or under the cost parameters we anticipate, or at all. Even if we execute this new strategy as planned, we may not yield the increased revenues and market growth that we anticipate. Our failure to be commercially successful in implementing our new commercialization strategy would materially adversely impact our business, financial condition, results of operations and prospects.

We may not be able to successfully commercialize our galectin-3 test or obtain regulatory clearance from the FDA for the automated versions of our galectin-3 test, the second indication for our existing galectin-3 test or the CardioSCORE test in the timeframes we expect, or at all.

Our first product, the BGM Galectin-3 test for heart failure, received clearance from the FDA in late 2010 and is commercially available throughout the United States, and in Europe under a CE Mark. This microplate version of our test is being marketed in the United States through several regional and national laboratory testing facilities. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test. Fujirebio, on behalf of Abbott, is our first partner to file for 510(k) regulatory clearance of an automated version of the test in the United States. In response to our partner’s submission, the FDA requested additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k). Due to the nature of the additional information requested and the time required to address the FDA’s questions, our partner withdrew the 510(k) immediately prior to the FDA-designated February 25, 2013 deadline. We currently expect that our partner will submit a new 510(k) in the second half of 2013 that will address the questions raised by the FDA. There can be no assurance as to whether our partner will be able to address all of the FDA’s concerns in a timely manner, or at all, or that the FDA will not raise additional questions if our partner is able to file a new 510(k).

In May 2012, we submitted a 510(k) to the FDA for the second indication of the BGM Galectin-3 test. In July 2012, we received a letter from the FDA regarding our 510(k) that requested additional information, including information regarding our clinical validation study, the Framingham Heart Study, and additional analytical study data. We submitted our response to the FDA in November 2012, but based on our dialogue with the FDA, the nature of the additional information requested and the time required to address the FDA’s questions regarding various matters including the age of the blood samples used to support our 510(k), we allowed the 510(k) to expire on the January 23, 2013 deadline for submitting our response to the FDA. We are currently evaluating our options for submitting a new 510(k) for the second indication that will address the FDA’s questions. There can be no assurance as to when we may be in position to submit a new 510(k) for the second indication to the FDA, if at all.

In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The FDA requested that we conduct a medical adjudication process with an independent clinical endpoint committee to verify certain outcomes of our clinical validation study. We have had ongoing dialogue with the FDA regarding the information that it would require in a new 510(k) and as a result of these interactions, we are currently planning to submit a new 510(k) for which the intended use would be to aid in the assessment of near-term risk for death due to cardiovascular causes, pending the results of the study endpoint adjudication process in 2013. The results of the study endpoint adjudication process will then guide our regulatory and commercial strategy for the CardioSCORE test. Although our primary goal is to seek FDA 510(k) clearance, we are also in the process of evaluating alternative regulatory and commercialization strategies for the U.S. market should the FDA 510(k) process become more protracted.

There are a variety of risks and uncertainties that may cause delays in, or prevent us from, successfully commercializing our BGM Galectin-3 test, or obtaining regulatory clearance from the FDA for the second indication of our existing galectin-3 test, automated versions of our galectin-3 test or the CardioSCORE test in the timeframes we expect, or at all. Delays may result from unanticipated problems in product development, an inability to obtain regulatory clearance or approval on a timely basis and other risks described elsewhere in this Annual Report on Form 10-K.

We may never successfully commercialize our diagnostic tests. If we are unable to execute our commercialization strategy, we may be unable to generate sufficient revenue to sustain our business.

Our transition to a commercial organization began with the FDA 510(k) clearance of our first diagnostic product, the BGM Galectin-3 test, in November 2010. To support this transition, in 2012, we realigned our senior leadership team with our commercial mission. The transition was substantially completed in the fourth quarter of 2012 with the elimination of research and development activities no longer core to our commercial strategy. We are in the early stages of operating as a commercial diagnostics company and to date, we have recognized a modest amount of product revenue.

We anticipate that a substantial portion of any future product revenue will come from sales of our galectin-3 test, additional indications for our galectin-3 test and our CardioSCORE test. Our success in commercializing our galectin-3 test, additional indications for our galectin-3 test, automated versions of our galectin-3 test and our CardioSCORE test will require that we expand or develop a wide variety of operational functions with which to date we have had little or no experience. We intend to retain worldwide marketing rights to our products, and we will be primarily responsible for spreading awareness, generating demand, increasing market adoption, working with payers to make reimbursement and coverage determinations and ensuring that our biomarker-based tests realize their market potential. To accomplish this, we will need to create a commercial infrastructure. Sales professionals with the necessary technical and business qualifications we plan to hire are in high demand, and we may have difficulty hiring or retaining them. The microplate version of our test is currently being marketed in the United States through several regional and national laboratory testing facilities. In addition, subject to FDA clearance of the automated versions of our galectin-3 test, we intend to leverage the commercial capabilities of our partners, including diagnostic laboratory instrument manufacturers of automated assays for our tests, such as Abbott, Alere, bioMérieux and Siemens, for promoting the utility of our tests to clinicians, laboratory decision makers, payers, patients and other stakeholders. Moreover, even if we are able to implement this strategy, we will be largely dependent on these third parties for the commercial success of our products. They may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. Our strategy to leverage the expertise, marketing resources and installed base of these potential partners may ultimately fail.

The royalty provisions in the agreements with our partners for the automated versions of our galectin-3 test are subject to renegotiation and following renegotiation, the royalties payable to us may not be favorable to us.

The agreements we entered into with our partners who are developing and commercializing the automated versions of our galectin-3 test contain provisions that, under certain circumstances, entitle our partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective partners. In some cases, our partners’ rights to reduce the royalty amounts are triggered by the CMS payment rate being below certain agreed-upon thresholds and in other cases, our partners’ rights to reduce the royalty amounts payable to us are triggered by the average selling prices for the tests in certain regions being below certain agreed-upon price thresholds. In 2012, we obtained an analyte-specific CPT code for measuring galectin-3 in plasma or serum, which took effect on January 1, 2013. CMS assigned a payment rate of $17.80 per test for measuring galectin-3 in plasma or serum, which also took effect on January 1, 2013. The CMS payment rate for the 2013 calendar year is currently below the agreed-upon CMS payment rate thresholds in the agreements with our automated partners. Accordingly, the current royalty amounts payable to us under these agreements are subject to reduction by our partners, in amounts to be negotiated by us and our respective partners. There can be no assurance that in any renegotiation of these royalty provisions we will be successful in negotiating new rates that will be favorable to us.

If the marketplace does not accept our galectin-3 test, our CardioSCORE test or any other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.

Even though we believe our galectin-3 test and our CardioSCORE test represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for us. As is the case with all novel biomarkers, we must establish markets for our diagnostic tests and build those markets through physician education and awareness programs. Publication in peer reviewed journals of results from studies using our products will be an important consideration in the adoption by physicians of our products. The process of publication in leading medical journals is subject to a peer review process. Peer reviewers may not consider the results of studies of our galectin-3 or CardioSCORE tests sufficiently novel or worthy of publication. Failure to have our studies published in peer review journals may adversely affect adoption of our products.

Under our collaboration agreements with Abbott, Alere, bioMérieux and Siemens for the commercialization of the automated versions of our galectin-3 test, we bear primary responsibility for validating the clinical utility of our galectin-3 test. We are also responsible for promoting the utility of the galectin-3 biomarker, including developing and executing plans to raise awareness of, and create demand for, our galectin-3 test among clinicians and payers, as well as developing and implementing a reimbursement strategy for our galectin-3 test. We expect to bear the same responsibilities for the CardioSCORE test. We have little experience in these types of activities. We may be unable to demonstrate that our galectin-3 test provides incremental benefits over currently available heart failure diagnostic tests sufficient to ensure adoption of our test. Our ability to successfully commercialize the diagnostic products that we may develop will depend on numerous factors, including:

•	whether healthcare providers believe our galectin-3 test, the CardioSCORE test and any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility;
•	whether the medical community accepts that our diagnostic products have sufficient sensitivity, specificity and predictive value to be meaningful in patient care and treatment decisions; and
•	whether health insurers, government health programs and other third-party payers will cover and pay for our diagnostic tests and the amount they will reimburse.

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

Each third-party payer makes its own decision about which tests it will cover and how much it will pay, although many payers will follow the lead of Medicare. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of our products to each payer separately, with no assurance that approval will be obtained. If third-party payers decide not to cover our diagnostic tests or if they offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited. Even if one or more third-party payers decide to reimburse for our tests, a third-party payer may stop or lower payment at any time, which would reduce revenue. We intend to develop a strategy to advocate for desired coverage and payment levels, which will include aligning ourselves with third-party payers to encourage the acceptance of our tests. However, we cannot predict whether third-party payers will cover our tests or offer adequate reimbursement. We also cannot predict the timing of such decisions. In addition, physicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

In the United States, the American Medical Association assigns specific CPT codes, which are a medical nomenclature used to report medical procedures and services under public and private health insurance plans. Once the CPT code is established, the CMS establishes reimbursement payment levels and coverage rules for Medicare, and private payers establish rates and coverage rules independently. In 2012, we obtained an analyte-specific CPT code for measuring galectin-3 in plasma or serum, which took effect on January 1, 2013. CMS assigned a payment rate of $17.80 per test for measuring galectin-3 in plasma or serum, which also took effect on January 1, 2013. In 2013, we intend to apply to CMS to request a higher payment rate for the 2014 fee schedule, and there can be no assurance that we will be successful obtaining a higher rate. Additionally, any or all of our diagnostic tests developed in the future may not be approved for reimbursement or may be approved at a level that limits our commercial success.

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

Our competitors, some of whom we collaborate with and will rely on to commercialize our products, may include established diagnostics companies, such as Abbott Diagnostics, Beckman Coulter, bioMérieux, Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens. We may also compete with national commercial laboratories with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics. Specialized cardiovascular CLIA laboratories such as Atherotech, Berkeley Heart Lab (now part of Quest Diagnostics), Bioreference Lab (Gene Dx), Boston Heart Diagnostics (formerly Boston Heart Lab), Cleveland HeartLab, Health Diagnostic Laboratory (HDL), Liposcience, Aviir and Cardio DX have expanded their presence and menu in the cardiovascular market and some have developed their own tests or panels. Companies that may compete with us in the cardiovascular diagnostics space, include Athena Diagnostics, Atherotech, Berkeley Heart Lab, HDL, Bioreference Lab (Gene Dx), Dako, diaDexus, Myriad Genetics, Singulex and Critical Diagnostics. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

If our automated partners fail to perform or prioritize their collaborations or terminate their agreements with us, our ability to substantially increase customer acceptance and clinical adoption of our galectin-3 test will be undermined.

Although the microplate version of the BGM Galectin-3 test is the primary, current focus of our commercialization strategy, we have partnered with four leading diagnostic instrument manufacturers to develop automated versions of our galectin-3 test, which we expect will result in broader customer acceptance and clinical adoption of our galectin-3 test. We believe that through these four partners we will have broad access to major segments of the diagnostics market, including hospital laboratories, private laboratories, reference laboratories and physician office laboratories, due to the widespread coverage of our partners’ installed bases. Under the agreements, our partners are responsible for developing and commercializing the tests. Accordingly, we are dependent upon our automated partners to prioritize the development of their respective automated versions and the regulatory clearance of their automated versions. Our partners may experience difficulties and delays in other segments of their businesses that may negatively impact their ability to prioritize and commercialize the automated versions of our test. Our partners’ delays, failures or unwillingness to prioritize or devote adequate resources to develop and obtain regulatory clearance for the automated versions of our galectin-3 test would result in a substantially smaller market opportunity for our galectin-3 testing business and would adversely impact our financial condition, results of operations and prospects.

We are dependent on third parties for the patient samples that are essential to the development and validation of our diagnostic tests.

To pursue our the development and validation of our diagnostic tests, we need access, over time, to thousands of patient samples, including blood, blood plasma and serum, urine and other fluids. We do not have direct access to a supply of patient samples. As a result, we have made arrangements with third parties, such as academic medical centers, government programs and payers such as Humana that have given us access to a significant number of patient samples for the development and validation of our diagnostic tests. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are “Covered Entities” under HIPAA. Under this law, these parties may have to obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We are not presently a Covered Entity or a Business Associate of a Covered Entity subject to HIPAA; however, we may become a Covered Entity or a Business Associate of a Covered Entity in the future, if we provide clinical laboratory testing services. We may lose access to patient samples provided by such third parties, or have that access limited, because the third parties decrease the number of patient samples they provide, due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting our ability to obtain patient samples and associated information. In certain instances, we owe the party providing the samples for our research programs payments which may be related to the sales of products derived from those research programs. In addition, we may be forced to actively pursue patient samples from other sources for the diagnostic testing indications we pursue, which could be expensive and time consuming. If we fail to secure and maintain an adequate supply of patient samples, or if our existing supply arrangements are terminated or result in access to fewer samples than expected, our ability to pursue our development efforts may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party suppliers for some of our laboratory instruments and supplies and we will rely on third-party suppliers for the commercialization of our products. If any of these supply arrangements are interrupted or terminated, we may not be able to find adequate replacements on a timely basis or at all.

We rely on Abbott, Alere, bioMérieux, Siemens and other vendors to supply us with laboratory immunochemistry instruments and reagents for the development and commercialization of our diagnostic tests. If we were to lose any of these suppliers or if our suppliers were to become unwilling or unable to provide these materials in required quantities or on our required timelines, we would be required to identify new suppliers with similar instrumentation, reagents and software capable of supporting our development efforts, or possibly modify our development processes and procedures. If supplies required for our diagnostic tests are interrupted or terminated, we may need to repeat some or all of our development studies for such products, and we may need to seek a new or amended FDA clearance for such products. We may not be able to identify or contract with acceptable replacement sources on a timely basis, on acceptable terms, or at all. If we are able to identify other suppliers, there is no guarantee that we would be able to transfer our technologies to new instruments and equipment or substitute reagents or other materials with comparable results or on a timely basis. We may also become involved in disputes with our third-party suppliers or we may become party to disputes between these suppliers and other parties, which could be expensive and time consuming. Delays or difficulties experienced with these third-party suppliers would have a material adverse effect on our business, financial condition and results of operations.

Our term loan facility contains affirmative and negative covenants that impose significant restrictions on our business and financing activities. If we default on our obligations, whether due to events beyond our control or otherwise, the lenders would have a right to foreclose on substantially all of our assets. A default could materially and adversely affect our operating results and our financial condition.

In February 2012, we entered into a term loan facility with General Electric Capital Corporation and Comerica Bank, or the lenders. Pursuant to the term loan facility, we borrowed $10.0 million at the February 2012 closing. We are currently required to begin repaying the principal in March 2013 and to continue such repayments over the following 30-month repayment period. As security for our obligations under the term loan facility, we granted the lenders a lien in substantially all of our assets, other than our intellectual property, for which we have provided a negative pledge to the lenders. The term loan facility contains several affirmative and negative covenants that impose significant restrictions on our business and operations. Among others, these covenants limit our ability to incur additional indebtedness; grant liens; merge or consolidate with another entity; dispose of our business or certain assets; change our business; make certain investments or declare dividends; engage in certain transactions with affiliates; encumber our intellectual property; or repurchase stock.

Our failure to comply with these covenants may result in the declaration of an event of default that, if not cured or waived, could cause all amounts outstanding under the term loan facility to become due and payable immediately and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash, cash equivalents and short-term investments. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the term loan facility may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We will be required to raise additional funds to finance our operations, continue the development and commercialization of our cardiovascular diagnostic tests and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount depends on the progress of our development and commercialization efforts for our cardiovascular diagnostic tests, as well as the cost, timing and outcomes of regulatory submissions for our tests and the progress of our partners for the automated versions of these tests, among several other factors. Based on our current operating plans, existing cash and the availability of up to $12 million under our common stock purchase agreement with Aspire Capital are expected to be sufficient to fund our operations through 2015. Our ability to raise funds under our agreement with Aspire Capital is conditional upon our filing, and having the SEC declare effective, a registration statement relating to the sale of shares under the agreement. There can be no assurance that our registration statement will be declared effective or, if so, that it will become effective within the timeframe that we currently anticipate to enable us to secure funds under this facility. If we incur delays in commercializing our cardiovascular diagnostic tests or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to this time. We expect that we will need significant additional capital in the future to fund our commercialization efforts and to grow our business. If we are unable to obtain financing through the sale of our equity securities or enter into licensing or partnering arrangements on acceptable terms when needed, we will be required to implement aggressive cost reduction strategies, in addition to the strategic reorganization we implemented in November 2012. These reductions would significantly impact research and development expenses, as well as sales and marketing expenses, related to the development and commercialization of the BGM Galectin-3 test and the CardioSCORE test. These cost reduction strategies could reduce our development and commercialization activities significantly in a manner that would harm our business, financial condition and results of operations.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the commercialization of our cardiovascular diagnostic test and the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. These circumstances may raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Risks Related To Regulatory Approval and Other Government Regulations

Although we have received FDA clearance for our BGM Galectin-3 test for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure, we may not obtain regulatory clearance for the additional indications we are seeking when expected, if at all.

In the United States, we may seek FDA clearance or approval for our products prior to their launch for clinical use, whether offered as a diagnostic kit or laboratory service. The FDA process can be lengthy and unpredictable. For example, for our first product, the BGM Galectin-3 test for heart failure, we initially submitted a 510(k) premarket notification to the FDA in March 2009. Upon review of our 510(k) application, the FDA determined that our device was not substantially equivalent to the legally marketed device to which we claimed substantial equivalence and therefore denied clearance. The FDA indicated that additional clinical and other data were required in support of our filing, and we re-submitted a 510(k) application in December 2009 with additional data. In February 2010, we received a letter from the FDA regarding our 510(k) application that requested additional clinical and statistical information to support our application and, after further contact with the FDA, we submitted our formal response to the FDA letter in August 2010. We finally received 510(k) clearance from the FDA in November 2010 for the microplate version of our BGM Galectin-3 test. In addition, even after having received clearance for the initial indication of the test, we are having difficulty obtaining clearance for a second indication to identify individuals who do not currently have, but are at increased risk for developing, heart failure. In May 2012, we submitted a 510(k) to the FDA for the second indication of the BGM Galectin-3 test. In July 2012, we received a letter from the FDA regarding our 510(k) that requested additional information, including information regarding our clinical validation study, the Framingham Heart Study, and additional analytical study data. We submitted our response to the FDA in November 2012, but based on our dialogue with the FDA, the nature of the additional information requested and the time required to address the FDA’s questions regarding various matters including the age of the blood samples used to support our 510(k), we allowed the 510(k) to expire on the January 23, 2013 deadline for submitting our response to the FDA. We are currently evaluating our options for submitting a new 510(k) for the second indication that will address the FDA’s questions. There can be no assurance as to when we may be in position to submit a new 510(k) for the second indication of our galectin-3 test to the FDA, if at all.

Although we have received FDA clearance for the microplate version of our BGM Galectin-3 test for heart failure, we may not obtain regulatory clearance for automated versions of this test when expected, if at all.

Commercial introduction of the automated versions of our galectin-3 test will require FDA clearance or approval. For example, Fujirebio, on behalf of our partner Abbott, is our first partner to file for 510(k) regulatory clearance of an automated version of the test in the U.S. Fujirebio is developing the test for use on Abbott’s ARCHITECT® immunochemistry instrument platform. Fujirebio submitted its 510(k) to the FDA in July 2012 and received a letter from the FDA in July 2012 requesting additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k). Due to the nature of the additional information requested and the time required to address the FDA’s questions, Fujirebio withdrew the 510(k) immediately prior to the FDA-designated February 25, 2013 deadline. We currently expect that Fujirebio will submit a new 510(k) in the second half of 2013 that will address the questions raised by the FDA. There can be no assurance as to whether Fujirebio will be able to address all of the FDA’s concerns in a timely manner, or at all, or that the FDA will not raise additional questions if Fujirebio is able to file a new 510(k). Any material delays in our partners’ receipt of regulatory clearance or approval for the automated versions of our galectin-3 test, or their failure to obtain such clearances or approvals at all, would have a material adverse effect on our business, financial condition and results of operations.

Changes in regulatory review procedures, approval requirements or enactment of additional regulatory approval requirements may delay or prevent us from marketing our proposed products.

To market our products in Europe, we must obtain a CE Mark and may, in some cases, need marketing approval from the European Medicines Agency. In October 2009, we obtained a CE Mark in Europe for our first product, the BGM Galectin-3 test for heart failure. In December 2012, we obtained a CE Mark in Europe for our second product, the CardioSCORE test. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test. In January 2013, bioMérieux obtained a CE Mark in Europe for an automated version of our galectin-3 test and is executing a phased launch of the test in Europe and in certain other territories that recognize the CE Mark. We expect that, during 2013, at least one more of our partners will begin marketing an automated version of the galectin-3 test in Europe under a CE Mark. To date, we have found the CE Mark process to be a productive means of executing our commercialization strategy in Europe and in other countries that recognize the CE Mark. If, however, the CE Mark process becomes more onerous, costly or time-consuming, we will need to re-evaluate our ex-U.S. commercialization strategy and invest more of our limited resources before even entering the market with our products.

The process of obtaining regulatory clearances or approvals to market medical devices, including in vitro diagnostic test kits, from the FDA and similar regulatory authorities outside of the United States can be costly and time-consuming.

In pursuing our strategy of commercializing our products worldwide, we face various regulatory schemes and requirements. Each regulatory agency may impose its own requirements and may refuse to grant approval or may require additional data before granting marketing approval even if marketing approval has been granted by other agencies. For example, in seeking clearance from the FDA for our galectin-3 test, we relied on samples from previously concluded studies sponsored by other parties to determine the clinical utility of our galectin-3 test, and we may do so for our other product candidates. While the FDA accepted such data in support of our galectin-3 test, and we believe it has accepted such data in other cases, the FDA may require us to conduct our own prospective studies to support future product clearances or approvals, which would make the development and validation of our product candidates more costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis or at all.

Our CardioSCORE test has not been cleared by the FDA for sale in the United States.

We do not currently receive significant revenue from sales of our cardiovascular diagnostic tests, though we anticipate that a substantial portion of any future product revenue will be generated from sales of our cardiovascular diagnostic tests. We are actively marketing and selling our first product, the BGM Galectin-3 test for heart failure, and, to date, we have recognized only a modest amount of revenue from galectin-3 test sales. In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The FDA requested that we conduct a medical adjudication process with an independent clinical endpoint committee to verify certain outcomes of our clinical validation study. We have had ongoing dialogue with the FDA regarding the information that it would require in a new 510(k) and as a result of these interactions, we are currently planning to submit a new 510(k) for which the intended use would be to aid in the assessment of near-term risk for death due to cardiovascular causes, pending the results of the study endpoint adjudication process in 2013. The results of the study endpoint adjudication process will then guide our regulatory and commercial strategy for the CardioSCORE test.

If the results enable us to file a new 510(k) for a modified intended use, the FDA may have substantive comments on our new 510(k) and require that we submit further additional information and data prior to clearing our 510(k). The FDA may not clear our 510(k) in a timely manner, or at all, or may determine that our device is not substantially equivalent to the legally marketed device. If the FDA denies our request for 510(k) clearance, we may be required to seek and obtain premarket approval, or PMA. The PMA process is more complex, costly and time-consuming than the 510(k) process. In addition, the FDA may clear our CardioSCORE test for a narrower indication than we are seeking, in which case the market for our test could be significantly reduced. The occurrence of any of these events would adversely affect our commercial opportunity and our business, financial condition and results of operations.

Our BGM Galectin-3 test for heart failure and any future products cleared by the FDA will be subject to ongoing regulation by the FDA. Failure to comply with such regulation could cause a material adverse effect on our business, financial condition and results of operations.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	compliance with FDA’s quality system regulation, or QSR;
•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on marketing; and
•

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters;
•	fines, injunctions, and civil penalties;
•	recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusal to grant 510(k) clearance or PMAs of new products;
•	withdrawal of 510(k) clearance or PMAs that are already granted; and
•	criminal prosecution.

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

If we develop diagnostic tests suitable for commercialization, and after receiving all necessary regulatory clearances and approvals, we will be subject to national, regional and local regulations. For example, in the United States, the regulations which we may be subject to include:

•	the federal Food, Drug and Cosmetic Act and its related rules, regulations, guidance documents and other interpretations relating to the manufacture and marketing of medical products;
•	the federal Medicare and Medicaid Anti-kickback Law, and state anti-kickback prohibitions;
•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;
•	HIPAA;
•	the various state laws governing patient privacy; and
•	the federal civil and criminal False Claims Act.

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

We have decided to commence operations of our own laboratory for our diagnostic tests, and as such we will become subject to the CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. There can be no assurances that we will be able to obtain CLIA accreditation, or if we do, that we would be able to renew it. If we are unable to obtain CLIA accreditation, we may be limited in our ability to perform testing, which would limit our revenue and harm our business.

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to healthcare availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to sell any diagnostic products we may develop and commercialize profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA, which may have far reaching consequences for life science companies like us. As a result of this legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payers and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. In addition, certain members of Congress remain fixated on the repeal of some or all of PPACA, adding further uncertainty to the law’s future impact on us.

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

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and diagnostic tests that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. We rely on both patents and trade secrets to protect the proprietary aspects of our methods and discoveries. As of March 1, 2013, we have five issued U.S. patents and 17 pending patent applications filed either with the U.S. Patent and Trademark Office or under the PCT and foreign counterparts of certain of these patent applications. A subset of the intellectual property that we own or license relates to our galectin-3 test. This intellectual property includes U.S. Patent No. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and eight corresponding patent applications pending in the United States and abroad, as well as issued patents in Europe, Australia, China and Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U.S. Patent No. 8,084,276 is scheduled to expire in September 2024. We own a U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own six U.S. patent applications filed either with the U.S. Patent and Trademark Office or under the PCT, and foreign counterparts of these patent applications related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements. A subset of the intellectual property that we own relates to our CardioSCORE test. This intellectual property includes U.S. Patent Application No. 12/946,470 and 17 corresponding patent applications abroad. Any patent issuing from this U.S. application could expire as early as 2030. In addition, we have a non-exclusive license to practice and commercialize technology covered by one issued U.S. patent that relates to our methods for discovering biomarkers. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection. Several of our owned and licensed patent applications are in an early stage of prosecution, and we cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

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

In addition, we cannot be certain that we hold the rights to the technology covered by pending patent applications or to other proprietary technology required for us to commercialize our proposed products. Rights in applications filed by us or our licensors may be affected adversely by patent applications filed by others which have not yet been published. For example, because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after this date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity or co-exclusivity. It is also possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we will not be able to market our products.

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

A third party may sue us for infringing its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of third-party proprietary rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s attention from other aspects of our business. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, including, particularly our biomarker discovery methodologies. In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators, contract manufacturers and advisors to execute confidentiality agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, in particular as we are required to make such information available to a larger pool of people as we seek to expand our discovery and development efforts and commercialize our proposed products. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees and consultants have previous employment or consulting relationships. Also, others may independently develop substantially equivalent technology, processes and know-how or otherwise gain access to our trade secrets. If we are unable to protect the confidentiality of our proprietary technology, processes and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

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

Recruiting and retaining qualified sales and marketing and scientific personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among pharmaceutical, biotechnology, medical device and diagnostic companies for similar personnel. We also experience competition for the hiring of sales and marketing personnel from pharmaceutical, biotechnology, medical device and diagnostic companies. We do not maintain “key person” insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

If our sole laboratory facility becomes damaged or inoperable, our ability to pursue our development efforts may be jeopardized.

We currently perform all of our development work in our laboratories at our headquarters in Waltham, Massachusetts. At the present time, we do not have redundant laboratory facilities. Our facilities could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding and power outages, which may render it difficult or impossible for us to perform our development work for some period of time. A key component of our development process is our unique access to biological samples, and the resulting data sets and medical histories that form the foundation of our clinical validation. Access to suitable samples for validation is often an important gating factor for our development projects. If these biological samples or related data are damaged or compromised, our ability to pursue our development projects, as well as our reputation, may be jeopardized. In some cases, the samples are unique and irreplaceable. Furthermore, our facilities and the equipment we use to perform our development work could be costly and time-consuming to repair or replace. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If the patient samples to which we have obtained access are damaged or we lose operation of our laboratory facilities for any extended period of time, our development projects could be delayed, and our reputation and relationships with collaborators could be harmed. In order to establish a redundant laboratory facility, if necessary, we would be required to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees and establishing the additional operational and administrative infrastructure necessary to support a second facility.

Failures in our information technology and storage systems could significantly disrupt our operations.

Our ability to execute our business plan depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems. Despite the implementation of security measures, IT systems are vulnerable to damage from a variety of sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations. Furthermore, to the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

In pursuing our commercialization strategy for our BGM Galectin-3 test for heart failure, we are particularly dependent upon Health Diagnostic Laboratory, Inc., or HDL, which was responsible for approximately 81% of our galectin-3 sales in 2012. Any disruption in HDL’s operations or problems that otherwise adversely affect our business relationship with HDL could result in a delay or interruption of the sales volume of our galectin-3 test.

In pursuing our commercialization strategy for our BGM Galectin-3 test for heart failure, we are particularly dependent upon HDL, which was responsible for approximately 81% of our galectin-3 sales in 2012. In March 2011, we entered into a supply agreement with HDL pursuant to which HDL agreed to make our microplate galectin-3 test available to physicians in the United States. Under the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance as reasonably requested by HDL, and HDL agreed to perform certain sales, marketing and marketing education activities in support of our galectin-3 test. Accordingly, we may suffer losses as a result of any business interruptions experienced by HDL or if our relationship with HDL is otherwise adversely affected. Any prolonged disruption in HDL’s operations or problem that otherwise undermine our business relationship with HDL could have a significant negative impact on our ability to execute on our commercialization strategy for galectin-3 in the United States and to increase the sales volume of our galectin-3 test.

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

Risks Related To Our Common Stock

If we fail to comply with the continued listing requirements of the NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Global Market. We must satisfy NASDAQ’s continued listing requirements, including among other things, a minimum market value for listed securities of $50 million, a minimum stockholders’ equity of $10 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. On December 10, 2012, we received written notice from NASDAQ notifying us that for the preceding 30 consecutive business days, our Market Value of Listed Securities, or MLVS, had closed below the minimum $50 million requirement for continued listing on the NASDAQ Global Market and granting us a 180-day grace period to regain compliance. On December 27, 2012, we received subsequent written notice from NASDAQ that we had regained compliance with the MLVS rule for continued listing on the NASDAQ Global Market and the matter of non-compliance identified in NASDAQ’s December 10, 2012 notice to us was closed, because, for 10 consecutive business days, from December 11, 2012 to December 24, 2012, our MLVS was at least $50 million. Since that time, our MLVS has periodically closed below the minimum $50 million requirement, which may increase our risk of delisting. A delisting of our common stock from the NASDAQ Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Global Market. Additionally, the public float of our common stock is approximately 65% of our outstanding shares of common stock, as of February 28, 2013, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

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

The public float of our common stock is approximately 65% of our outstanding shares of common stock, as of February 28, 2013, which adversely affects the liquidity of the trading market for our common stock; in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our stock price is likely to be volatile and the market price of our common stock may drop.

Prior to our initial public offering in February 2011, there was no public market for our common stock and having been a publicly traded company for only two years, it is too early to determine whether an active trading market will develop and continue. There is a limited history, exacerbated by low average daily trading volume, on which to gauge the volatility of our stock price. The stock markets and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. For example, our common stock traded as high as $12.80 and as low as $1.00 during 2012. Some of the many factors that may cause the market price of our common stock to fluctuate include:

•	our ability to commercialize the products, if any, that we are able to develop;
•	the progress and results of our product candidate development efforts;
•	actions taken by regulatory authorities with respect to our product candidates, or our sales and marketing activities;
•	regulatory developments in the United States, the European Union and other jurisdictions;
•	the outcome of legal actions to which we may become a party;
•	announcements concerning product development results or intellectual property rights of others;
•	announcements of technological innovations or new products by us or our competitors;
•	changes in financial estimates or recommendations by securities analysts;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	restatements of our financial results and/or material weaknesses in our internal controls;
•	publication of research reports about us or the diagnostic products industry by securities or industry analysts;
•	fluctuations in our operating results; and
•	deviations in our operating results from the estimates of securities analysts or other analyst comments.

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

Certain of our directors, principal stockholders and/or their affiliates, including Flagship Ventures, or Flagship, General Electric Pension Trust, or GE, Legg Mason Capital Management Special Investment Trust, Inc., or Legg Mason, and Stelios Papadopoulos control approximately 48% of our outstanding common stock as of February 28, 2013. Accordingly, these stockholders, if acting as a group, or Flagship, which alone controls approximately 30% of our outstanding common stock as of February 28, 2013, will have control or substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this control or substantial influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive investors of the opportunity to receive a premium for our common stock as part of a sale and could adversely affect the market price of our common stock.

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

Complying with rules, regulations and requirements will require substantial effort on the part of our board of directors and management and will increase our costs and expenses. We will be required to:

•	institute a more formalized function of internal control over financial reporting;
•	prepare and distribute periodic and current public reports;
•	formalize old and establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;
•	involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	establish and maintain an investor relations function, including the provision of certain information on our website.

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

We have determined that we had a material weakness in internal control over financial reporting for the year ended December 31, 2012. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading of our stock.

Our efforts to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent auditor’s audit of that assessment requires the commitment of significant financial and managerial resources. Since having become a publicly traded company in February 2011, we have continually assessed the adequacy of our internal control over financial reporting, and the year ended December 31, 2012 was the first time that our independent auditor was required to audit that assessment. In the course of our assessment and our auditor’s audit of our assessment, deficiencies in our internal control over financial reporting for the year ended December 31, 2012 were identified, including: (i) the documentation of our internal controls over financial reporting was missing adequate evidential matter to provide reasonable support for management’s assessment of the effectiveness of the controls; (ii) our design and implementation of certain controls were incomplete; (iii) we did not complete our documentation with sufficient specificity to demonstrate the operating effectiveness of our controls; (iv) we did not have sufficient time to adequately test the operating effectiveness of our controls prior December 31, 2012; and (v) we did not have sufficient time to implement certain key information technology controls, including access controls and change management controls prior to December 31, 2012. These deficiencies collectively result in a material weakness, which is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including: (i) remediating our controls documentation in areas that are currently lacking specificity; (ii) adding documentation to evidence the operating effectiveness of existing controls, and (iii) completing the implementation of certain key information technology controls, including access controls and change management controls. If we are not successful in remediating the material weakness, or if we determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted. In addition, our failure to successfully remediate a material weakness could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

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

In addition to using our common stock purchase agreement with Aspire Capital to raise capital in the public markets, we may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

Because we do not intend to pay dividends for the foreseeable future, our stockholders will benefit from their investment in shares only if our common stock appreciates in value.

We have not paid dividends to our stockholders since our inception and we are currently prohibited from making any dividend payments under the terms of the term loan facility with our lenders. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in their value.

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

Certain provisions of our restated certificate of incorporation and restated bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;
•	establish a classified board of directors, such that not all members of the board of directors may be elected at one time;
•

authorize our board of directors to issue without stockholder approval preferred stock, the rights of which will be determined at the discretion of the board of directors that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;
•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;
•	limit who may call stockholder meetings; and
•

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

Risks Related to Our Common Stock Purchase Agreement with Aspire Capital

The sale of our common stock to Aspire Capital would cause substantial dilution to our existing stockholders.

In January 2013, we entered into a common stock purchase agreement, or the purchase agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase, at our option, up to an aggregate of $12 million of shares of the Company’s common stock over the two-year term of the purchase agreement. In addition, upon entering into the purchase agreement, we issued commitment shares to Aspire Capital for no cash consideration, and we may sell additional shares to Aspire Capital under the purchase agreement. We anticipate that the shares we issue to Aspire Capital under the purchase agreement will later be sold by Aspire Capital over approximately the same two-year period although we have no control over their sales process. The sale of a substantial number of shares of our common stock by us to Aspire Capital will result in immediate dilution to our existing stockholders and to purchasers of common stock in the offering contemplated hereby.

The sale by us of shares to Aspire Capital under the purchase agreement could cause the price of our common stock to decline.

We may cause Aspire Capital to purchase all, some or none of the $12 million of common stock offered under the purchase agreement, up to a maximum of 4,106,071 total shares issued under the purchase agreement without stockholder approval. The purchase price for the common stock we may sell to Aspire Capital pursuant to the purchase agreement will fluctuate based on the trading price of our common stock in the public market. In addition, Aspire Capital may then sell all, some or none of the shares we issue to it under the purchase agreement. Depending upon market liquidity during that period, a resale of shares by Aspire Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock by us to Aspire Capital or by Aspire Capital in the open market, or the anticipation of such sales, could cause the price of our common stock to decline and make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Securities regulations may restrict our ability to access the full amount of our committed equity facility with Aspire Capital.

Although we have entered into the purchase agreement with Aspire Capital for a maximum amount of $12 million, NASDAQ rules limit our ability to issue more than 19.99% of our currently outstanding shares to Aspire Capital without stockholder approval to exceed that amount. Similarly, SEC rules may also restrict our ability to readily access the full amount of the committed equity facility or to access the facility in a manner that would be meaningful to fund our operations and execute on our commercialization strategy to the extent we believe would be required to generate value for our stockholders. As a result, we may not realize the full value of the facility, which would undermine our ability to sufficiently address our need for additional capital, and our financial condition and results of operations would be negatively affected. In addition, our ability to raise funds under our agreement with Aspire Capital is conditional upon our filing, and having the SEC declare effective, a registration statement relating to the sale of shares under the agreement. There can be no assurance that our registration statement will be declared effective or, if so, that it will become effective within the timeframe that we currently anticipate to enable us to secure funds under this facility.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease approximately 22,000 square feet of office and laboratory space at 610 Lincoln Street North, Waltham, Massachusetts 02451. The term of our current lease expires in June 2013 with a renewal option for an additional three months, which we will use if we have not completed our move by that time. We are currently in the process of evaluating options for new office and laboratory space, which we believe will be available on commercially reasonable terms.

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

2012:	High	Low
First Quarter	$12.80	$4.49
Second Quarter	$7.50	$3.75
Third Quarter	$7.05	$3.35
Fourth Quarter	$4.48	$1.00

2011:	High	Low
First Quarter	$9.45	$7.00
Second Quarter	$8.94	$5.50
Third Quarter	$10.44	$3.35
Fourth Quarter	$5.98	$3.25

Stockholders

As of February 28, 2013, there were approximately 34 stockholders of record of the 27,578,276 outstanding shares of our common stock.

Dividends

We have not paid dividends to our stockholders since our inception and we are currently prohibited from making any dividend payments under the terms of the term loan facility with our lenders. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

During the year ended December 31, 2012, we offered issued and/or sold the following securities which were not registered under the Securities Act of 1933, as amended, or the Securities Act, and have not been disclosed previously in our filings with the Securities and Exchange Commission.

1.	On May 21, 2012, we issued 25,939 shares of our common stock to NewcoGen – PE LLC upon the net exercise of previously issued warrants to purchase shares of our common stock.

2.	On August 20, 2012, we issued 21,537 shares of our common stock to NewcoGen – Elan LLC upon the net exercise of previously issued warrants to purchase shares of our common stock.

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

As of December 31, 2012, $31.4 million of the net proceeds of the offering had been used primarily for general working capital purposes, including the commercialization of our BGM Galectin-3 test for heart failure and related sales and marketing expenses incident thereto. The net proceeds from the offering have been invested in our operating account, bank time deposits, money market funds and short term marketable securities, all of which were subsequently called or matured. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated February 3, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1).

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2012. The selected financial data for each of the five years in the period ended December 31, 2012 have been derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with such audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

Consolidated statements of operations data:	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Revenues
Product revenue	$2,570	$451	$11	$—	$—
Service revenue	245	1,183	808	8,490	14,580

Total revenues	2,815	1,634	819	8,490	14,580

Costs and operating expenses:
Cost of product revenue	841	172	4	—	—
Cost of service revenue	116	447	782	8,431	13,822
Research and development	7,582	7,998	6,539	8,527	6,858
Selling and marketing	9,451	5,293	3,788	3,718	952
General and administrative	7,553	5,209	4,312	3,802	3,523

Total costs and operating expenses	25,543	19,119	15,425	24,478	25,155

Consolidated statements of operations data:	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Loss from operations	(22,728)	(17,485)	(14,606)	(15,988)	(10,575)
Interest income	22	31	5	121	422
Interest expense(1)	(1,083)	(89)	(2,792)	(244)	(4,921)
Other income (expense)	20	(39)	231	(26)	—

Net loss	(23,769)	(17,582)	(17,162)	(16,137)	(15,074)
Accretion of redeemable convertible preferred stock	—	(118)	(1,034)	(977)	(872)

Net loss attributable to common stockholders	$(23,769)	$(17,700)	$(18,196)	$(17,114)	$(15,946)

Net loss attributable to common stockholders per share – basic and diluted	$(1.18)	$(1.00)	$(6.12)	$(5.84)	$(5.52)

Weighted-average common shares outstanding used in computing per share amounts – basic and diluted	20,215,956	17,638,139	2,971,434	2,930,818	2,889,513

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

	As of December 31,
Consolidated balance sheet data:	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents, restricted cash, and marketable securities	$13,176	$24,439	$2,425	$10,393	$24,302
Total assets	15,241	26,110	7,027	12,625	35,217
Long-term debt and capital leases, including current portion	9,857	—	6,372	1,252	2,465
Total liabilities	14,932	5,218	12,343	5,467	14,299
Redeemable convertible preferred stock	—	—	72,093	71,059	70,082
Convertible preferred stock	—	—	1,708	1,708	1,708
Accumulated deficit	(137,089)	(113,320)	(95,738)	(78,576)	(62,439)
Total stockholders’ equity (deficit)	309	20,892	(77,409)	(63,901)	(49,164)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a diagnostics company focused on the development and commercialization of novel cardiovascular diagnostic tests to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. We are currently commercializing two diagnostic tests, the first of which is the BGM Galectin-3® test, which is available in the United States for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure and in Europe for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure or acute heart failure, and for screening individuals in the general adult population who are at risk for developing new-onset heart failure. Our second diagnostic test is the CardioSCORE TM test, which is designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke, and is available in Europe. We are also developing CardioSCORE as an aid in the assessment of near-term risk for cardiovascular death due to acute atherothrombosis.

During the periods covered by this Management’s Discussion and Analysis, we have evolved from a research and development company to a commercial diagnostics company. Our transition to a commercial organization began with the FDA 510(k) clearance of our first diagnostic product, the BGM Galectin-3 test, in November 2010. To support this transition, in 2012, we realigned our senior leadership team with our commercial mission. The transition was substantially completed in the fourth quarter of 2012 with the elimination of research and development activities no longer core to our commercial strategy. In addition, during the period covered by this Management’s Discussion and Analysis, we became a publicly traded company after completing the initial public offering of our common stock in February 2011.

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

A summary of our significant accounting policies is contained in the notes to our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We consider our revenue recognition accounting policies to be critical to the understanding of the results of our operations.

Revenue Recognition

Revenue is recognized when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Product Revenue

In the United States, we sell our products through supply agreements with laboratory testing services and diagnostic testing distributors and directly to hospitals and clinics. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.

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

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

We do not currently provide an allowance for doubtful accounts or sales returns as we have not experienced any credit losses, and returns are only allowed for defects in workmanship or packaging.

Service Revenue

Our revenue has historically been generated through research initiatives and collaborations and biomarker discovery and analysis services agreements. The services we provide under these agreements typically include the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. In some cases, we have retained certain intellectual property rights to the biomarkers identified in the course of these arrangements. The revenue arrangements have a stated term and we have no obligations or ongoing commitments after the specified term of the arrangement.

Revenue generated from collaborations and initiatives include revenue from research services and technology licensing agreements. Under these arrangements, we are contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. We have accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no standalone value to the individual elements. We consider the terms and conditions of each agreement and recognize revenues based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. We believe that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. We make adjustments, if necessary, to the estimates used in its calculations as work progresses and as such changes are known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates.

Payments received on uncompleted long-term contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenues in the accompanying consolidated balance sheets. Payments received prior to commencement of a contract are recorded as customer deposits.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

Our revenues from inception to date have been generated primarily through research initiatives and collaborations and biomarker discovery and analysis services. Our revenue has tended to be concentrated, with a limited number of large customers generating a significant percentage of revenue in any given year. Our current revenue is primarily derived from the sales of our BGM galectin-3 tests.

	Year ended December 31,		% Increase (Decrease)
	2012	2011
	(in thousands)
Total Revenues
Product	$2,570	$451	470%
Service
HRP initiative / BioImage	235	1,096	-79%
Sponsored Research	10	87	-89%

Service	245	1,183	-79%

Total Revenues	$2,815	$1,634	72%

Total revenues increased by 72%, or $1.2 million, to $2.8 million in 2012 from $1.6 million in 2011.

Product revenue is comprised solely of sales of the microplate version of our BGM Galectin-3 test and increased in 2012 by $2.1 million, to $2.6 million from $451,000 in 2011. This growth resulted from increased sales to our regional and national reference laboratory provider customers. In 2012, our top three customers accounted for approximately 92% of our galectin-3 test sales, of which our single largest customer accounted for 81% of our galectin-3 test sales. During 2012, we increased our laboratory providers from three to seven, including expansion into China. Because of concentration in the number of our laboratory providers, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

As a result of the increase in the number of our laboratory providers throughout 2012, along with focusing our internal sales force on hospitals at risk of incurring penalties imposed by CMS for high hospital readmission rates and the launch of automated versions of the galectin-3 test under CE mark by two of our automated partners, we anticipate our product revenues will increase in 2013.

Service revenue decreased by 79%, or $938,000, to $245,000 in 2012 from $1.2 million 2011 primarily due to the winding down of remaining program activities under our HRP initiative, as the collaboration has met its objectives and revenue is not expected to extend beyond 2013.

Cost of Product Revenue

Our cost of product revenue consists of expenses related to the BGM Galectin-3 test. These expenses include the contract-manufacturing of the tests, freight and royalty expenses payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from sales of the test. Cost of product revenue excludes depreciation and amortization included in operating expenses below.

	Year ended December 31,		% Increase (Decrease)
	2012	2011
	(in thousands)
Cost of Product Revenue
Product	$841	$172	389%
Gross Margin	67%	62%	5%

Cost of product revenue increased by $669,000, to $841,000 in 2012 as compared to $172,000 in 2011. The increase in cost of product revenue was commensurate with the increase in product revenue from increased sales of the BGM Galectin-3 test and royalty expenses.

The gross margin percentage improvement in 2012 resulted from improvement in the sales mix between laboratory providers and distributors.

Cost of Service Revenue

Our cost of service revenue to date consists primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses. Cost of service revenue excludes depreciation and amortization included in operating expenses below.

	Year ended December 31,		% Increase (Decrease)
	2012	2011
	(in thousands)
Cost of Service Revenue
HRP initiative / BioImage	$109	$412	-74%
Sponsored Research	7	35	-80%

Cost of Service Revenue	$116	$447	-74%

Cost of service revenue decreased by 74%, or $331,000, to $116,000 in 2012 as compared to $447,000 in 2011. The decrease in the cost of service revenue is primarily attributable to the reduced activity from the HRP initiative and $125,000 adjustment in research and development accruals.

Operating Expenses

	Year ended December 31,		% Increase (Decrease)
	2012	2011
	(in thousands)
Operating Expenses
Research and Development Expenses	$7,582	$7,998	-5%
Sales and Marketing Expenses	9,451	5,293	79%
General and Administrative Expenses	7,553	5,209	45%

Operating Expenses	$24,586	$18,500	33%

Research and Development Expenses

Historically, we have incurred research and development expenses in connection with our internal biomarker discovery and development efforts. Our research and development expenses consist primarily of direct personnel costs, fees for consultants and outside services, laboratory consumables and overhead expenses. We use consultants and outside services to provide expertise or services which we do not have. In the fourth quarter of 2012, we implemented a strategic reorganization to eliminate our early stage biomarker discovery activities in order to re-focus our resources on building additional commercialization capabilities. Therefore, our research and development expenses in 2013 are expected to consist primarily of costs incurred in connection with our product development efforts.

Research and development expenses decreased by 5%, or $416,000, to $7.6 million in 2012 as compared to $8.0 million in 2011. The decrease is primarily attributable to the elimination of biomarker discovery research activities in the fourth quarter of 2012.

Sales and Marketing Expenses

Selling expenses consist primarily of costs related to commercialization activities for the BGM Galectin-3 test. In 2012, we had two small dedicated teams of cardiovascular clinical liaisons, or CVCLs, that focused on the education of key opinion leaders and promoting the science and utility of our tests with physicians, laboratories, payers and other stakeholders, in the United States and Europe. We expect increases in our selling and marketing expenses as we continue to conduct selling and marketing activities, with the assistance of a dedicated sales team that we are in the process of building, for the market development and commercialization of our products.

Sales and marketing expenses increased by 79%, or $4.2 million, to $9.5 million in 2012 as compared to $5.3 million in 2011. The increased expenditures of $4.2 million were primarily due to the increased activities from the United States and Europe CVCL expenses of $1.8 million, medical education programs of $805,000, post-marketing research studies of $178,000, trade show activities of approximately $520,000, and marketing promotional materials of $475,000, which were associated with the commercialization support for the BGM Galectin-3 test.

General and Administrative Expenses

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

General and administrative expenses increased by 45%, or $2.3 million, to $7.6 million in 2012 compared to $5.2 million in 2011. This increase is due primarily to senior management severance and recruitment costs, legal expenses and non-cash stock compensation expenses.

Interest Income and Expense

Interest income decreased by 29%, or $9,000, to $22,000 in 2012 as compared to $31,000 in 2011. The decrease was primarily due to lower interest rates on lower account balances. Interest expense increased $1.0 million to $1.1 million in 2012 as compared to 2011. Interest expense for 2012 was comprised of cash interest and amortization of debt issuance costs associated with our February 2012 term loan facility of $838,000 and $245,000, respectively.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

	Year ended December 31,		% Increase (Decrease)
	2011	2010
	(in thousands)
Total Revenues
Product	$451	$11	4000%
Service
HRP initiative / BioImage	1,096	640	71%
Sponsored Research	87	168	-48%

Service	1,183	808	46%

Total Revenues	$1,634	$819	100%

Revenues increased by 100%, or $815,000 to $1.6 million in 2011 from $819,000 in 2010. This increase is primarily due to product revenue from sales of the microplate version of our BGM galectin-3 test and a fee recognized in exchange for granting access to certain HRP initiative study samples and related data.

Cost of Revenue

Cost of Product Revenue

	Year ended December 31,		% Increase (Decrease)
	2011	2010
	(in thousands)
Cost of Product Revenue
Product	$172	$4	4200%
Gross Margin	62%	64%	-2%

Cost of product revenue increased by $168,000 to $172,000 in 2011 from 2010. The increase was associated with the increased sales of our galectin-3 test, freight and royalty expense payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from sales of the test.

Product gross margin percentage was 62% in 2011, compared to 64% in 2010.

Cost of Service Revenue

	Year ended December 31,		% Increase (Decrease)
	2011	2010
	(in thousands)
Cost of Service Revenue
HRP initiative / BioImage	$412	$697	-41%
Sponsored Research	35	85	-59%

Cost of Service Revenue	$447	$782	-43%

Cost of service revenue decreased by 43%, or $335,000, to $447,000 in 2011 from 2010. The reduction in cost of service revenue was primarily attributable to the reduced activity from the HRP initiative and other sponsored research agreements.

Operating Expenses

	Year ended December 31,		% Increase (Decrease)
	2011	2010
	(in thousands)
Operating Expenses
Research and Development Expenses	$7,998	$6,539	22%
Sales and Marketing Expenses	5,293	3,788	40%
General and Administrative Expenses	5,209	4,312	21%

Operating Expenses	$18,500	$14,639	26%

Research and Development Expenses

Research and development expenses increased by 22%, or $1.5 million, to $8.0 million in 2011 from $6.5 million in 2010. The increase was primarily due to activity associated with our internal biomarker discovery and development efforts, primarily related to our CardioSCORE program and our galectin-3 automated platform programs.

Sales and Marketing Expenses

Sales and marketing expenses increased by 40%, or $1.5 million, to $5.3 million in 2011 as compared to $3.8 million in 2010. The increase was primarily due to medical education programs and personnel-related costs associated with market development for the BGM galectin-3 test.

General and Administrative Expenses

General and administrative expenses increased by 21%, or $897,000 to $5.2 million in 2011 from $4.3 million in 2010. The increase was primarily due to expenses related to being a public company, including legal and regulatory costs, director’s and officers’ insurance premiums, and accounting and financial reporting expense.

Interest Income and Expense

Interest income in 2011 increased by $26,000 to $31,000 from $5,000 in 2010 due to higher cash balances as a result of proceeds from our initial public offering. Interest expense and other financing costs for 2011 decreased by $2.7 million to $89,000 from $2.8 million in 2010. Interest expense and other financing costs in the year ended December 31, 2010 were comprised of the non-cash expenses arising from the issuance of warrants for the convertible debt and term loans of $2.7 million, as well as cash interest from the term loans of $111,000.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity include our cash balances, sales of our equity securities, product revenue from sales of the BGM Galectin-3 test, and service revenue from our research initiatives and collaborations and biomarker discovery and analysis services agreements, which we wound down in the fourth quarter of 2012. As of December 31, 2012, we had $12.8 million of cash, $390,000 of restricted cash from funding received under the HRP initiative, and working capital of $6.3 million.

Prior to our initial public offering in February 2011, our primary sources of liquidity were funds generated from our sale of shares of our preferred stock, debt financings, and cash receipts from our research and development collaborations and service agreements.

In 2011, we closed our initial public offering of 5,750,000 shares of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $34.8 million.

In 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction.

Over the period covered by this Management Discussion and Analysis, we have recognized product revenues of approximately $3.0 million and service revenues related to research and development initiatives and collaborations of approximately $2.2 million. From inception to date, service revenues have totaled approximately $48.3 million; however, we do not expect these revenues in 2013 and beyond to be significant.

In January 2013, we closed a follow-on underwritten public offering of 6,900,000 shares of our common stock, which included the sale of 900,000 shares pursuant to the underwriters’ over-allotment option. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

Also, in January 2013, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital. Pursuant to the purchase agreement, Aspire Capital has committed to purchase up to $12 million, subject to certain limitations, of our common stock from time to time as directed by us over the next two years at prices based on prevailing market prices over a period preceding each sale. We may initiate sales to Aspire after the SEC declares a registration statement relating to the transaction effective.

Net Cash Flows

	Year Ended December 31,			Change
Summary Cash Flow Information	2012	2011	2010	2012 vs 2011	2011 vs 2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,333)	$(14,966)	$(11,416)	$(6,367)	$(3,550)
Investing activitites	(85)	(93)	1,975	8	(2,068)
Financing activities	10,330	36,508	3,523	(26,178)	32,985

Net (decrease) increase in cash and cash equivalents	(11,088)	21,449	(5,918)	(32,537)	27,367

Cash and cash equivalents	$12,786	$23,874	$2,425	$(11,088)	$21,449

Years Ended December 31, 2012 and 2011

Net cash used in operating activities increased $6.4 million to $21.3 million compared to $15.0 million of cash used in operating activities in 2011. The principal use of cash in operating activities was primarily due to increased marketing activities and general and administrative expenses.

Net cash used in investing activities decreased by $8,000 to $85,000 in 2012 from $93,000 of cash used in investing activities in 2011. This decrease was primarily due to the decrease in the purchase of property and equipment.

In 2012, we received net proceeds of $9.7 million from our term loan and $0.5 million from stock option exercises compared to net proceeds from our initial public offering of $36.1 million in 2011. As a result, net cash provided by financing activities in 2012 decreased by $26.2 million to $10.3 million from $36.5 million in 2011.

Years Ended December 31, 2011 and 2010

Net cash used in operating activities increased $3.6 million to $15.0 million compared to $11.4 million of cash provided by operating activities in 2010. The increase was primarily due to increased activity associated with our development efforts, primarily related to an automated version of the BGM Galectin-3 test in conjunction with one of our automated partners and to the CardioSCORE test program and to market development activities supporting the launch of the BGM Galectin-3 test.

Net cash used in investing activities decreased by $2.1 million to $93,000 from net cash provided from investing activities in 2010 of $2.0 million. This decrease was primarily due to the $2.1 million in net proceeds from the purchase and sale of marketable securities.

Net cash provided by financing activities increased by $32.9 million in 2011 to $36.5 million from $3.5 million in 2010. The increase relates primarily to $36.1 million in net proceeds from our initial public offering.

Funding Requirements

We expect to devote substantial resources to continue our focus on the development and commercialization of our novel cardiovascular diagnostics tests: the BGM Galectin-3® test and the CardioSCORETM test.

Our 2013 operating expenses are anticipated to be lower in comparison to 2012, as a result of the following expenses which are not expected to reoccur in 2013:

•	Biomarker discovery research expenses of approximately $3.4 million, consisting of salaries and program costs

•	Termination and recruiting costs, related to senior management changes, and legal fees incurred in conjunction with amending licenses agreements in 2012 of approximately $2.0 million

Beginning in March 2013, principal payments on our $10 million term loan begin to amortize on a monthly basis through September 2015.

During the year ended December 31, 2012, we incurred net losses totaling $23.8 million and used cash in operating activities totaling $21.3 million. We expect to continue to incur losses and use cash in operating activities during 2013 and beyond. We expect to use our existing cash to fund our operations, including our development and commercialization activities for the microplate and automated versions of the BGM Galectin-3 test and the CardioSCORE test. Based on our current operating plan, we believe that our existing cash and cash equivalents and the availability of up to $12.0 million under our common stock purchase agreement with Aspire Capital, along with our forecasted revenue growth are expected to be sufficient to fund our operations through 2015.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	the revenue generated by sales of our cardiovascular diagnostic tests;
•	the rate of progress and cost of our commercialization activities;
•	the outcome, costs and timing of seeking and regulatory clearance for our product candidates and for additional indications for existing products;
•	the success of our development efforts;
•	the expenses we incur in marketing and selling our products;
•	the emergence and effect of competing or complementary products;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

Contractual Obligations and Commitments

The following table sets forth our payment obligations as of December 31, 2012 under contracts that provide for fixed and determinable payments over the periods indicated.

	Total	2013	2014	2015
	(in thousands)
Operating leases	$647	$475	$119	$53
Term loan, including interest	11,549	4,143	4,447	2,959
Contract services	1,943	1,943	—	—

Total	$14,139	$6,561	$4,566	$3,012

We do not have any contractual obligations or commitments which extend beyond 2015.

We lease approximately 22,000 square feet of office and laboratory space with a term expiring in June 2013, with a renewal option for three months.

In 2012, we entered into a secured loan facility with General Electric Capital Corporation and Comerica Bank and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction, the terms of which are reflected in the table above.

Our contract service obligations relate to product development and other commercial activities. The table does not include any possible milestone payments, royalties or other fees payable under certain of our license agreements. We are obligated to make royalty payments to ACS Biomarker in the future and such royalty payments will be dependent on the amount and nature of the revenues we generate from our galectin-3 test and the other technologies that we have licensed from them. We believe that we are reasonably likely to make additional license payments in the future.

We are investigating options for new office and laboratory space to run our business. Based on our analysis of various options to date, we believe that such space will be available on commercially reasonable terms.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

➢

our estimates of future performance, including the commercialization and sales of the microplate and automated versions of our galectin-3 test, other indications for our galectin-3 test and our CardioSCORE test;

➢	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;
➢

our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

➢	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

➢	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;
➢	willingness of third-party payers to reimburse for the cost of our tests;
➢	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;
➢	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests and the performance of our partners under such agreements;
➢	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;
➢	the expected timing, progress or success of our development and commercialization efforts;
➢	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;
➢	our ability to obtain additional financing on terms acceptable to us;
➢	the success of competing cardiovascular diagnostic tests that are or become available;
➢	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;
➢	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;
➢	our ability to service the principal and interest amounts payable under our secured term loan facility; and
➢	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

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

We are exposed to market risk related to fluctuations in interest rates. At December 31, 2012, our exposure to market risk is limited to our cash and debt. However, we periodically invest in cash equivalents and short-term marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents that management believes to be of high credit quality. In February 2012, we entered in a variable rate term loan. The loan bears interest at a rate not to exceed 9.25%. Because of the short-term maturities of our investments and debt, we do not believe that an increase or decrease in market rates would have a material negative impact on our results of operations or financial position.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our management concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness identified in our internal control over financial reporting as of December 31, 2012 (discussed in paragraphs (b) and (c) of this Item 9A), which we view as an integral part of our disclosure controls and procedures.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, no matter how well designed and operated, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2012, we identified the following material weakness:

We became a public company in February 2011 and unexpectedly became an accelerated filer on June 30, 2012 due to volatility in our stock price. At December 31, 2012, we were unable to complete the design, implementation and testing of operating effectiveness of our internal controls over financial reporting in order for management to perform an assessment of our internal controls over financial reporting. On October 18, 2012, we hired a new Chief Financial Officer. He did not have sufficient time to impact the design, implementation and testing of operating effectiveness of internal controls over financial reporting necessary to mitigate the risk of a material misstatement as of December 31, 2012.

We identified the following deficiencies, which contributed to our material weakness conclusion:

•

The documentation of our internal controls over financial reporting was missing adequate evidential matter to provide reasonable support for management’s assessment of the effectiveness of the controls.

•	Our design and implementation of certain controls were incomplete.
•	We did not complete our documentation with sufficient specificity to demonstrate the operating effectiveness of our controls.
•	We did not have sufficient time to adequately test the operating effectiveness of our controls prior to December 31, 2012.
•	We did not have sufficient time to implement certain key information technology controls, including access controls and change management controls prior to December 31, 2012.

These deficiencies collectively result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. Based on our assessment, and because of the material weakness described above, we have concluded that our internal control over financial reporting was not effective at December 31, 2012. Our independent registered public accounting firm, Deloitte & Touche, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2012, which report is included herein.

(c) Material Weakness Discussion and Remediation. To address the material weakness in our internal control over financial reporting described above, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 fairly present, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•	Remediating our controls documentation in areas that are currently lacking specificity
•	Adding documentation to evidence the operating effectiveness of existing controls, and
•	Completing the implementation of certain key information technology controls, including access controls, and change management controls.

We expect that our remediation efforts, including design, implementation and testing will continue through 2013. We have retained a financial consulting firm to assist us with our remediation efforts.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and upgrade or enhance existing internal controls as our business grows.

(d) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in March 2013, we expect to commence the remediation measures described in paragraph (c) above to remediate the material weakness in our internal control over financial reporting that existed as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BG Medicine, Inc.

Waltham, Massachusetts

We have audited BG Medicine Inc.’s and subsidiary’s (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

At December 31, 2012, the Company was unable to complete the design, implementation and testing of operating effectiveness of internal controls over financial reporting in order for management to perform an assessment of the Company’s internal controls over financial reporting. The following deficiencies contributed to the material weakness: (i) the documentation of the Company’s internal controls over financial reporting was missing adequate evidential matter to provide reasonable support for management’s assessment of the effectiveness of the controls; (ii) the Company’s design and implementation of certain controls were incomplete; (iii) the Company did not complete its documentation with sufficient specificity to demonstrate the operating effectiveness of its controls; (iv) the Company did not have sufficient time to adequately test the operating effectiveness of its controls prior to December 31, 2012; and (v) the Company did not have sufficient time to implement certain key information technology controls, including access controls and change management controls prior to December 31, 2012. These deficiencies collectively result in a reasonable possibility that a material misstatement in the Company’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 18, 2013

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance Matters - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Practices and Policies Relating to Risk Management” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at page F-1 in this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827
4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	11/22/10	333-164574
4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of July 10, 2008		Form S-1 (Exhibit 4.2)	1/29/10	333-164574
4.3	Form of Common Stock Warrant issued to General Electric Capital Corporation		Form S-1 (Exhibit 4.4)	1/29/10	333-164574
4.4	Form of Common Stock Bridge Financing Warrant, together with a schedule of warrant holders		Form S-1 (Exhibit 4.5)	1/29/10	333-164574
4.5	Warrant issued to Silicon Valley Bank, dated November 9, 2007		Form S-1 (Exhibit 4.6)	1/29/10	333-164574
4.6	Warrant issued to Silicon Valley Bank, dated March 28, 2008		Form S-1 (Exhibit 4.7)	1/29/10	333-164574
4.7	Form of 2010 Common Stock Bridge Warrant, together with a schedule of warrant holders		Amendment No. 3 to Form S-1 (Exhibit 4.8)	8/31/10	333-164574
4.8	Warrant issued to GE Capital Equity Investments, Inc., dated as of February 10, 2012		Form 8-K (Exhibit 10.5)	2/16/12	001-33827
4.9	Warrant issued to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.6)	2/16/12	001-33827
4.10	Form of Senior Indenture		Form S-3 (Exhibit 4.8)	5/25/12	333-181699

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.11	Form of Subordinated Indenture		Form S-3 (Exhibit 4.9)	5/25/12	333-181699
4.12	Registration Rights Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 4.1)	1/24/13	001-33827

Lease Agreements
10.1	Second Amendment to Lease, Sublease, and Assignment, Assumption and Amendment of Sublease by and between the Registrant and 610 Lincoln LLC, dated as of May 19, 2009		Form S-1 (Exhibit 10.1)	1/29/10	333-164574
10.2	Sublease Agreement by and between the Registrant and GPC Biotech, dated as of April 14, 2005, as amended		Form S-1 (Exhibit 10.2)	1/29/10	333-164574

Loan Agreements
10.3	Loan and Security Agreement by and among the Registrant, General Electric Capital Corporation as Agent, the Lenders and the Guarantors, dated as of February 10, 2012		Form 8-K (Exhibit 10.1)	2/16/12	001-33827
10.4	Promissory Note issued by the Registrant to General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.2)	2/16/12	001-33827
10.5	Promissory Note issued by the Registrant to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.3)	2/16/12	001-33827
10.6	Pledge Agreement by and between the Registrant and General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.4)	2/16/12	001-33827

Agreements with Respect to Collaborations, Licenses, Research and Development
10.7.1+	License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 11, 2009		Amendment No. 3 to Form S-1 (Exhibit 10.4)	8/31/10	333-164574
10.7.2+	First Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of February 3, 2010		Amendment No. 2 to Form S-1 (Exhibit 10.4.1)	3/12/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.8.1+	Product License and Collaboration Agreement, Licensing Addendum No. 1 and Licensing Addendum No. 2 by and between the Registrant and ACS Biomarker B.V., dated as of May 4, 2007		Amendment No. 1 to Form S-1 (Exhibit 10.5)	2/12/10	333-164574
10.8.2+	Sublicense Agreement between the Registrant and ACS Biomarker B.V. dated July 11, 2012		Form 10-Q (Exhibit 10.2)	11/13/12	001-33827
10.9+	Strategic Agreement by and between the Registrant and Humana Inc., dated as of May 25, 2007, as amended May 12, 2008 and August 12, 2009		Amendment No. 1 to Form S-1 (Exhibit 10.6)	2/12/10	333-164574
10.10+	Participation Agreement by and between the Registrant and Philips Medical Systems Nederland B.V., dated as of December 22, 2006		Amendment No. 2 to Form S-1 (Exhibit 10.8)	3/12/10	333-164574
10.11.1+	Participation Agreement by and between the Registrant and AstraZeneca AB, dated as of November 24, 2006, as amended August 20, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.9)	3/12/10	333-164574
10.11.2+	Amendment to the Participation Agreement by and between the Registrant and AstraZeneca AB, dated November 23, 2010		Form 10-K (Exhibit 10.11.2)	3/30/12	001-33827
10.12.1+	Participation Agreement by and between the Registrant and Merck & Co., Inc., dated as of July 28, 2006, as amended October 10, 2006 and June 14, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.10)	3/12/10	333-164574
10.12.2+	Amendment to the Participation Agreement by and between the Registrant and Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), dated as of May 28, 2010		Form 10-K (Exhibit 10.12.2)	3/30/12	001-33827
10.13+	Participation Agreement by and between the Registrant and Abbott Laboratories, dated as of March 28, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.11)	3/12/10	333-164574
10.14.1	Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of March 31, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.12)	3/12/10	333-164574
10.14.2+	Amendment to the Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of January 5, 2011		Form 10-K (Exhibit 10.14.2)	3/30/12	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.15+	Supply Agreement by and between the Registrant and Corgenix Medical Corporation, dated as of March 20, 2009		Amendment No. 2 to Form S-1 (Exhibit 10.13)	3/12/10	333-164574
10.16+	License and Supply Agreement by and between the Registrant and Laboratory Corporation of America Holdings, dated as of May 13, 2010		Amendment No. 3 to Form S-1 (Exhibit 10.14)	8/31/10	333-164574
10.17+	License and Distribution Agreement by and between the Registrant and Inverness Medical Innovations, Inc. (predecessor to Alere Inc.), dated as of March 19, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.15)	11/8/10	333-164574
10.18+	License and Distribution Agreement by and between the Registrant and bioMérieux SA, dated as of May 29, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.16)	11/8/10	333-164574
10.19+	License and Distribution Agreement by and between the Registrant and Siemens Healthcare Diagnostics Inc., dated as of December 14, 2010		Amendment No. 9 to Form S-1 (Exhibit 10.17)	2/3/11	333-164574
10.20+	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011		Amendment No. 1 to Form 10-Q (Exhibit 10.1)	10/4/11	001-33827

Agreements with Executive Officers
10.21*	Employment Agreement by and between the Registrant and Eric Bouvier, effective as of January 9, 2012		Form 10-K (Exhibit 10.21)	3/30/12	001-33827
10.22*	Employment Agreement by and between the Registrant and Pieter Muntendam, effective as of January 9, 2012		Form 10-K (Exhibit 10.22)	3/30/12	001-33827
10.23*	Letter Agreement by and between the Registrant and Michael Rogers, dated as of June 30, 2009		Form S-1 (Exhibit 10.8)	1/29/10	333-164574
10.24*	Letter Agreement by and between the Registrant and Neal Gordon, dated as of December 17, 2008		Form S-1 (Exhibit 10.9)	1/29/10	333-164574
10.25*	Offer Letter by and between the Registrant and Stephen R.Miller, dated June 22, 2011		Form 10-Q (Exhibit 10.1)	8/11/11	001-33827
10.26*	Consulting Agreement by and between the Registrant and Stéphane Bancel, dated November 3, 2011		Form 10-Q (Exhibit 10.1)	11/7/11	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.27*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Pieter Muntendam, dated as of August 1, 2007		Form S-1 (Exhibit 10.11)	1/29/10	333-164574
10.28*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Neal Gordon, dated as of December 22, 2008		Form S-1 (Exhibit 10.12)	1/29/10	333-164574
10.29*	Amended and Restated Cash Severance Agreement by and between the Registrant and Aram Adourian, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.23)	11/8/10	333-164574
10.30*	Amended and Restated Cash Severance Agreement by and between the Registrant and Anastasia Rader, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.24)	11/8/10	333-164574
10.31*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers		Amendment No. 3 to Form S-1 (Exhibit 10.21)	8/31/10	333-164574
10.32*	Employment Agreement by and between the Registrant and William Densel, effective as of June 27, 2012		Form 10-Q (Exhibit 10.1)	8/9/2012	001-33827
10.33*	Severance Agreement and Release by and between the Registrant and Neal Gordon, effective as of January 10, 2013	X
10.34*	Consulting Agreement by and between the Registrant and Neal Gordon, effective as of January 1, 2013	X
10.35*	Side Letter Agreement by and between the Registrant and Aram Adourian, effective as of October 4, 2012	X
10.36*	Employment Agreement by and between the Registrant and Charles H. Abdalian, Jr., effective as of October 18, 2012	X
10.37*	Salary Modification Agreement by and between the Registrant and Anastasia Rader, effective as of January 7, 2013	X

Equity Compensation Plans
10.38.1*	2001 Stock Option and Incentive Plan, as amended		Form S-1 (Exhibit 10.15)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.38.2*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.16)	1/29/10	333-164574
10.38.3*	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.17)	1/29/10	333-164574
10.39*	Non-Qualified Stock Option Agreement by and between the Registrant and Eric Bouvier, dated as of January 9, 2012		Form 10-K (Exhibit 10.33)	3/30/12	001-33827
10.40.1*	2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.25)	8/31/10	333-164574
10.40.2*	Form of Stock Option Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.26)	8/31/10	333-164574
10.40.3*	Form of Restricted Stock Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.27)	8/31/10	333-164574
10.41*	2010 Employee Stock Purchase Plan		Amendment No. 3 to Form S-1 (Exhibit 10.28)	8/31/10	333-164574
10.42*	Non-Employee Director Compensation Policy		Form 10-K (Exhibit 10.36)	3/30/12	001-33827

Agreements with Investors
10.43	Common Stock Purchase Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 10.1)	1/24/13	001-33827

Other Exhibits
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011, and 2010; (iv) Consolidated Statements Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, and (vi) Notes to Consolidated Financial Statements**.	X

(*)	Management contract or compensatory plan or arrangement.

(**)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(+)	Confidential treatment has been granted by, or is being requested from, the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: March 18, 2013	By:	/s/ Eric Bouvier
Eric Bouvier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Eric Bouvier Eric Bouvier	President and Chief Executive Officer (principal executive officer) and Director	March 18, 2013

By:	/s/ Charles H. Abdalian, Jr. Charles H. Abdalian, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 18, 2013

By:	/s/ Noubar B. Afeyan, Ph.D. Noubar B. Afeyan, Ph.D	Director	March 18, 2013

By:	/s/ Harrison Bains Harrison M. Bains	Director	March 18, 2013

By:	/s/ Stéphane Bancel Stéphane Bancel	Executive Chairman of the Board of Directors	March 18, 2013

By:	/s/ Timothy Harris, Ph.D., D.Sc. Timothy Harris, Ph.D., D.Sc.	Director	March 18, 2013

By:	/s/ Stelios Papadopoulos, Ph.D. Stelios Papadopoulos, Ph.D.	Director	March 18, 2013

By:	/s/ Brian Posner Brian Posner	Director	March 18, 2013

BG Medicine, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BG Medicine, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of BG Medicine, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BG Medicine, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 18, 2013

BG Medicine, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$12,786	$23,874
Restricted cash	390	565
Accounts receivable	395	115
Inventory	447	212
Prepaid expenses and other current assets	558	550

Total current assets	14,576	25,316

Property and equipment, net	197	301
Intangible assets, net	372	456
Deposits and other assets	96	37

Total assets	$15,241	$26,110

Liabilities and Stockholders’ Equity
Current liabilities
Term loan, current portion	3,245	-
Accounts payable	1,110	487
Accrued expenses	3,549	3,348
Deferred revenue and customer deposits	411	1,368

Total current liabilities	8,315	5,203
Term loan, net of current portion	6,612	-
Other liabilities	5	15

Total liabilities	14,932	5,218

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock; $.001 par value; 100,000,000 shares authorized at December 31, 2012 and December 31, 2011; 20,515,398 and 19,966,034 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	21	20
Additional paid-in capital	137,377	134,192
Accumulated deficit	(137,089)	(113,320)

Total stockholders’ equity	309	20,892

Total liabilities and stockholders’ equity	$15,241	$26,110

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
	(in thousands, except share and per share data)

Revenues:
Product revenue	$2,570	$451	$11
Service revenue	245	1,183	808

Total revenues	2,815	1,634	819

Costs and operating expenses:
Cost of product revenue	841	172	4
Cost of service revenue	116	447	782
Research and development	7,582	7,998	6,539
Selling and marketing	9,451	5,293	3,788
General and administrative	7,553	5,209	4,312

Total costs and operating expenses	25,543	19,119	15,425

Loss from operations	(22,728)	(17,485)	(14,606)
Interest income	22	31	5
Interest expense	(1,083)	(89)	(2,792)
Other income (expense)	20	(39)	231

Net loss	(23,769)	(17,582)	(17,162)
Accretion of redeemable convertible preferred stock	-	(118)	(1,034)

Net loss attributable to common stockholders	$(23,769)	$(17,700)	$(18,196)

Net loss attributable to common stockholders per share - basic and diluted	$(1.18)	$(1.00)	$(6.12)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	20,215,956	17,638,139	2,971,434

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2012	2011	2010
	(in thousands)

Net loss	$(23,769)	$(17,582)	$(17,162)

Other comprehensive income
Unrealized gain on available for sale securities	-	-	2

Total other comprehensive income	-	-	2

Comprehensive loss	$(23,769)	$(17,582)	$(17,160)

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)		Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
	(in thousands, except share data)

At January 1, 2010	1,138,716	$1,708	2,947,696	$3	$12,966	$(78,576)		$(2)	$(63,901)

Net loss	-	-	-	-	-	(17,162)	-		(17,162)
Unrealized gain on available for sale securities	-	-	-	-	-	-		2	2
Issuance of common stock upon exercise of stock options	-	-	46,972	-	43	-	-		43
Accretion of redeemable convertible preferred stock	-	-	-	-	(1,034)	-	-		(1,034)
Issuance of warrants	-	-	-	-	2,349	-	-		2,349
Stock-based compensation	-	-	-	-	2,294	-	-		2,294

At December 31, 2010	1,138,716	1,708	2,994,668	3	16,618	(95,738)	-		(77,409)

Net loss	-	-	-	-	-	(17,582)	-		(17,582)

Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	-	-	5,750,000	6	34,812	-	-		34,818
Conversion of bridge notes into common stock upon initial public offering	-	-	908,651	1	6,360	-	-		6,361
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	-	-	9,222,672	9	72,202	-	-		72,211
Conversion of convertible preferred stock into common stock upon initial public offering	(1,138,716)	(1,708)	319,259	-	1,708	-	-		-
Issuance of common stock upon exercise of warrants	-	-	260,176	-	-	-	-		-
Issuance of common stock upon exercise of stock options	-	-	505,848	1	449	-	-		450
Issuance of common stock under employee stock purchase plan	-	-	4,760	-	20	-	-		20
Accretion of redeemable convertible preferred stock	-	-	-	-	(118)	-	-		(118)
Reclassification of warrants to equity	-	-	-	-	272	-	-		272
Stock-based compensation	-	-	-	-	1,869	-	-		1,869

At December 31, 2011	-	-	19,966,034	20	134,192	(113,320)	-		20,892

Net loss	-	-	-	-	-	(23,769)	-		(23,769)
Issuance of common stock upon exercise of warrants	-	-	47,476	-	-	-	-		-
Issuance of common stock upon exercise of stock options	-	-	477,158	1	542	-			543
Issuance of common stock in lieu of cash bonus	-	-	2,778	-	22	-	-		22
Issuance of common stock under employee stock purchase plan	-	-	21,952	-	43	-	-		43
Issuance of warrants	-	-	-	-	240	-	-		240
Stock-based compensation	-	-	-	-	2,338	-	-		2,338

At December 31, 2012	-	$ -	20,515,398	$21	$137,377	$(137,089)	$-		$309

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(23,769)	$(17,582)	$(17,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	273	420	540
Stock-based compensation	2,338	1,869	2,131
Non-cash interest expense	188	128	2,446
Stock issued in lieu of bonus	22	-	-
Changes in operating assets and liabilities
Restricted cash	175	(565)	-
Accounts receivable	(280)	671	(508)
Inventory	(235)	(212)	-
Prepaid expenses and other current assets	110	(84)	(161)
Accounts payable and accrued expenses	802	542	462
Deferred revenue and customer deposits	(957)	(153)	836

Net cash flows used in operating activities	(21,333)	(14,966)	(11,416)

Cash flows from investing activities
Purchases of property and equipment	(85)	(93)	(77)
Purchases of investments	-	(16,139)	(598)
Proceeds from sales and maturities of investments	-	16,139	2,650

Net cash flows (used in) provided by investing activities	(85)	(93)	1,975

Cash flows from financing activities
Proceeds from initial public offering	-	37,433	-
Proceeds from issuance of promissory notes and warrants	-	-	6,000
Proceeds from issuance of term loan	10,000	-	-
Payments on term loan	-	(100)	(1,200)
Costs related to term loan issuance	(256)	-	-
Costs related to initial public offering	-	(1,295)	(1,320)
Proceeds from ESPP purchase	43	20	-
Proceeds from the exercise of stock options	543	450	43

Net cash flows provided by financing activities	10,330	36,508	3,523

Net (decrease) increase in cash and cash equivalents	(11,088)	21,449	(5,918)

Cash and cash equivalents, beginning of year	23,874	2,425	8,343

Cash and cash equivalents, end of year	$12,786	$23,874	$2,425

Supplemental disclosure of cash flow information

Cash paid for interest	$763	$2	$111
Accrued deferred offering costs	-	-	909

Supplemental disclosure of non-cash activities

Issuance of common stock warrants	240	-	-
Settlement of 2009 accrued bonus with stock options	-	-	163
Conversion of preferred stock	-	73,919	-
Conversion of bridge notes and accrued interest	-	6,361	-
Conversion of warrant liability	-	272	-
Deferred rental expense for equipment exchange	20	50	-

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a diagnostics company focused on the development and commercialization of novel cardiovascular diagnostic tests to address significant unmet medical needs, improve patient outcomes and contain healthcare costs. The Company is currently commercializing two diagnostic tests, the first of which is the BGM Galectin-3® test, which is available in the United States for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure and in Europe for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure or acute heart failure, and for screening individuals in the general adult population who are at risk for developing new-onset heart failure. The Company’s second diagnostic test is the CardioSCORE TM test, which is designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke, and is available in Europe. The Company is also developing CardioSCORE as an aid in the assessment of near-term risk for cardiovascular death due to acute atherothrombosis.

Over the periods covered by these financial statements, BG Medicine has evolved from a mass spectrometry-based biomarker discovery, development and commercialization company to a commercial diagnostics company. In November 2010, the Company received FDA 510(k) clearance for its BGM Galectin-3 test and subsequently began commercial activities. In February 2011, BG Medicine completed its initial public offering.

In the fourth quarter of 2012, the Company implemented a strategic reorganization, eliminating the Company’s early stage biomarker discovery capabilities and resulting in the elimination of 11 positions and the recording of approximately $150,000 in severance costs.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business, and include the accounts of the Company and its wholly-owned subsidiary, BG Medicine N.V., a company organized under the laws of The Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2012, the Company had cash and cash equivalents totaling $12.8 million, restricted cash totaling $390,000 and stockholders’ equity of $309,000. During the year ended December 31, 2012, the Company incurred a net loss totaling $23.8 million and used cash in operating activities totaling $21.3 million. The Company expects to continue to incur losses and use cash in operating activities in 2013 and beyond.

On January 24, 2013, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC. Pursuant to the purchase agreement, Aspire has committed to purchase up to $12.0 million, subject to certain limitations, of the Company’s common stock from time to time as directed by the Company over the next two years at prices based on prevailing market prices over a period preceding each sale. The Company may initiate sales to Aspire after the SEC declares a registration statement relating to the transaction effective. To date the Company has not received any proceeds from this arrangement. The Company issued 132,743 common shares to Aspire as consideration for entering into the purchase agreement.

On January 25, 2013, the Company closed a follow-on underwritten public offering of 6,900,000 shares of its common stock. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The Company believes that its existing cash and cash equivalents, funding from the January 2013 public offering, and availability of up to $12.0 million under its common stock purchase agreement with Aspire Capital Fund, LLC, is sufficient to meet its anticipated cash requirements for at least the next twelve months.

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

Cash and Cash Equivalents

The Company considers all its investments that mature within three months from date of purchase to be cash equivalents. The cash equivalents at December 31, 2011 are comprised primarily of money market funds. At December 31, 2012, all cash was held in interest bearing bank accounts and there were no cash equivalents.

Restricted Cash

Restricted cash may be used solely to fund the research and development efforts under the High Risk Plaque Initiative Program (HRP) (Note 14). The Company has reported the changes in restricted cash as an operating activity in the statements of cash flows as a result of the Company receiving cash in prepayment of planned expenditures that was immediately restricted for funding HRP expenses.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, restricted cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with institutions that management believes to be of high credit quality. To reduce credit risk associated with accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

The Company has one customer which generated the majority of its product revenue in 2012. Service revenue in 2012 was generated primarily from HRP (Note 14).

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Concentration of Supplier Risk

The Company obtains materials included in its BGM Galectin-3 test from a small group of suppliers. The Company carries significant strategic inventories of these materials to reduce the risk associated with this small group of suppliers. Strategic inventories are managed based on demand. To date, the Company has been able to obtain adequate supplies of the materials used in the production of its products in a timely manner from existing sources.

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following at December 31:

(in thousands)	2012	2011

Raw materials	$81	$51
Finished goods	366	161

Total inventories	$447	$212

Revenue Recognition

Revenue is recognized when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Product Revenue

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

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

The Company does not currently provide an allowance for doubtful accounts or sales returns as the Company has not experienced any credit losses, and returns are only allowed for defects in workmanship or packaging.

Service Revenue

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Revenue generated from collaborations and initiatives, such as those described in Note 14, include revenue from research services and technology licensing agreements. Under these arrangements, the Company is contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. The Company has accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no stand alone value to the individual elements. The Company considers the terms and conditions of each agreement and recognizes revenues based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. The Company believes that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. The Company makes adjustments, if necessary, to the estimates used in its calculations as work progresses and as such changes are known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from the Company’s estimates.

Payments received on uncompleted long-term contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenues in the accompanying consolidated balance sheets. Payments received prior to commencement of a contract are recorded as customer deposits.

Cost of Product Revenue

Cost of product revenue consists of the cost of the BGM Galectin-3 test, which is procured through a contract manufacturer, and includes freight and handling and royalties on the sales of the BGM Galectin-3 test.

Cost of Service Revenue

Cost of service revenue consists primarily of expenses incurred in connection with the collaborative research and development agreements and biomarker discovery and analysis services agreements. Expenses include both, outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses related to providing these services. The majority of the cost of service revenue in the periods presented was incurred in connection with the HRP initiative discussed in Note 14.

Research and Development Costs

Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods and services used in research and development are recognized as expenses as the related goods are delivered or services are performed. Research and development costs include labor, materials and supplies and overhead.

Intangible Assets and Long Lived Assets

The only intangible asset recognized at December 31, 2012 and 2011 relates to the cost of completed technology acquired for use in connection with the Company’s development of the galectin-3 test and certain other technologies. The assigned life is 10 years, which contemplates a three to five year phase of development of the tests followed by the commercial life of the diagnostic test. Amortization of this asset has been recorded within research and development expense for all periods presented.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant-date fair value using the Black-Scholes valuation model. The Company recognizes compensation expense only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. Stock compensation costs have not been capitalized by the Company.

The Company accounts for stock-based awards issued to non-employees by recognizing compensation expense based on the fair value of such awards when the services are completed over the vesting period of the award.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The Company recognizes tax benefits when a position is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2012 and 2011, the Company had not identified any material uncertain tax positions.

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the years ended December 31:

	2012	2011	2010
	(in thousands, except share and per share data)
Net loss	$(23,769)	$(17,582)	$(17,162)
Accretion of preferred stock	-	(118)	(1,034)

Net loss attributable to common stockholders	$(23,769)	$(17,700)	$(18,196)

Weighted average number of shares - basic and diluted	20,215,956	17,638,139	2,971,434
Net loss per share attributable to common stockholders - basic and diluted	$(1.18)	$(1.00)	$(6.12)

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	2012	2011	2010
Options to purchase common stock	2,784,933	2,830,975	2,441,576
Warrants to purchase common stock	1,086,343	1,097,385	1,314,283
Warrants to purchase redeemable convertible preferred stock	-	-	55,381
Conversion of redeemable convertible preferred stock	-	-	9,541,931
Conversion of bridge notes and accrued interest	-	-	908,651

The number of shares of common stock issued upon conversion of the bridge notes and accrued interest (Note 9) was determined based upon the price at which the bridge notes were converted in the initial public offering in February 2011.

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

At December 31, 2012 and 2011, the Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, debt and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The carrying amount of the current debt at December 31, 2012 was considered a reasonable estimate of fair value due to its short maturity. The carrying amount of the long term debt was considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The following table represents information about the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2011

Assets:
Cash equivalents, including restricted cash	$24,045	$-	$-	$24,045

The Company’s cash equivalents at December 31, 2011 consist of money market funds which have been classified as Level 1 because these investments are registered securities that are actively traded. As such, fair value was determined based upon the quoted price for identical assets. The Company has no cash equivalents at December 31, 2012.

4.	Property and Equipment

Property and equipment consist of the following as of December 31:

	Estimated Useful Life	2012	2011

		(in thousands)

Laboratory equipment	3-5 years	$2,202	$2,199
Computer equipment	3 years	2,121	2,424
Office furniture	5 years	203	203
Leasehold improvements	4 years	457	456

		4,983	5,282
Less: Accumulated depreciation		(4,786)	(4,981)

Property and equipment, net		$197	$301

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $189,000, $335,000 and $456,000, respectively.

5.	Intangible Assets

Intangible assets with an original cost of $750,000 are comprised of a completed technology that was obtained under a perpetual license (Note 13). The asset is being amortized over its economic life, which has been determined to be 10 years. Accumulated amortization totaled $378,000 and $294,000 at December 31, 2012 and 2011, respectively. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $84,000, $85,000 and $84,000, respectively. The amortization expense for the next 4 years is expected to approximate $85,000 annually and amortization expense in the final year is expected to approximate $32,000.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6.	Accrued Expenses

Accrued expenses at December 31 consist of:

	2012	2011

	(in thousands)
Contract research and development	$1,827	$476
Employee compensation and related costs	776	862
Consulting and professional service fees	681	1,855
Accrued interest expense	122	-
Other	143	155

Total accrued expenses	$3,549	$3,348

7.	Income Taxes

The tax benefit arising from the Company’s net losses has been offset by increases in the valuation allowance. Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2012 and 2011. Components of the net deferred tax asset at December 31, 2012 and 2011 are as follows:

	2012	2011

	(in thousands)
Net operating loss carryforwards	$40,423	$31,257
Tax credit carryforwards	4,072	3,942
Capitalized research and development costs	2,567	3,059
Deferred revenue	159	340
Non-qualified employee stock options	1,751	1,056
Other temporary differences	381	875

	49,353	40,529
Valuation allowance	(49,353)	(40,529)

Net deferred tax asset	$-	$-

At December 31, 2012, the Company had available federal net operating loss carryforwards of $97,826,000 that expire at various dates through 2032. The federal net operating loss includes excess benefits related to the exercise of stock options of $1,463,000 that when utilized will be recorded through additional paid in capital. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2012 and 2011 since it is more likely than not that these future tax benefits will not be realized. During 2012, 2011 and 2010, the valuation allowance increased by approximately $8,824,000, $5,649,000 and $4,882,000 respectively.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

At December 31, 2012, the Company had federal and state research and development credit carryforwards of $2,671,000 and $2,090,000, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2031. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2007 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

8.	Term Loan

On February 10, 2012, the Company entered into a $15.0 million loan facility. Initial funding under the facility was $10.0 million, which was received by the Company upon closing. The Company did not achieve the required revenue milestone to qualify for the additional $5.0 million term loan.

The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. Interest only payments will be made for the first twelve months of the loan term. Principal payments commence in March 2013 and principal and interest payments continue through maturity at September 2015. The interest rate in effect at December 31, 2012 was 9.25%.

In connection with this loan facility, the Company issued warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. These warrants have been classified as equity instruments and are included within additional paid-in capital.

At December 31, 2012, the Company had $10.0 million outstanding under the term loan and had an unamortized debt discount of $143,000. Future principal payments under the term loan at December 31, 2012 were $3,333,000, $4,000,000, and $2,667,000 for the years ending December 31, 2013, 2014, and 2015, respectively.

The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The term loan agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the term loan agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the term loan agreement to become immediately due and payable and could

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash and cash equivalents. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the term loan agreement). The Company has determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is remote.

9.	Conversion of Preferred Stock and Bridge Notes at Time of IPO

Preferred Stock

Prior to the Company’s initial public offering, the Company had shares of series A, A-1, B, C, and D preferred stock outstanding. On the closing of the Company’s initial public offering on February 9, 2011, all shares of preferred stock converted into common stock.

All series of preferred stock, except for Series B preferred stock, were redeemable. Accordingly, only the Series B preferred stock was classified within permanent equity in the Consolidated Statements of Stockholders’ Equity (Deficit). Accretion of redeemable preferred stock was $118,000 and $1,034,000 in 2011 and 2010, respectively.

In connection with the conversion of all preferred stock into common stock at the Company’s IPO, the fair value ($272,000) of exercisable warrants issued in conjunction with the Company’s Series D preferred stock financing in June 2008 was reclassified to stockholders’ equity.

Bridge Notes

In 2010, the Company entered into a securities purchase agreement with certain existing stockholders for the sale of $6.0 million of bridge notes and warrants to purchase the Company’s common stock. The bridge notes and accrued interest automatically converted upon the completion of the Company’s initial public offering in February 2011 into 908,651 shares of common stock.

Warrants to purchase 415,347 shares of common stock with an exercise price of $0.02 per share were issued in connection with the bridge notes. The warrants became exercisable upon the closing of the Company’s initial public offering and expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: weighted average fair value of the underlying common stock of $9.45 per share; volatility of 67-71%; no dividend yield; weighted average risk-free interest rate of 2.98%; and an expected life of ten years. The relative fair value of the warrants, aggregating $2,349,000, was recorded as interest expense in the year ended December 31, 2010 because the bridge notes were due on demand. These warrants were classified as equity instruments and are included within additional paid-in capital.

The Company assessed whether there was any intrinsic value in the conversion feature of the warrants and determined that there was no intrinsic value in the conversion feature at the commitment date. At December 31, 2012, there were 253,917 warrants related to the bridge notes vested and exercisable.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10.	Stock-Based Compensation

Stock Options

The Company’s 2010 Employee, Director and Consultant Stock Plan (the “2010 Stock Plan”) became effective in February 2011, upon the closing of the initial public offering and will expire in August 2020. Under the 2010 Stock Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. As of December 31,2012, there are 1,649,967 shares of the Company’s common stock authorized for issuance under the 2010 Stock Plan. In addition, the 2010 Stock Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012. At December 31, 2012, there were 668,874 shares available for issuance under the 2010 Stock Plan. Options granted under the 2010 Plan have a term of ten years. Vesting of options under the 2010 Stock Plan is determined by the compensation committee or the board of directors, but is generally a four-year term.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.81% -1.41%	1.01% - 2.86%	2.37%-3.09%
Expected dividend yield	0%	0%	0%
Expected life	5.0 – 7.0 years	5.53 - 6.37 years	4 - 6.25 years
Expected volatility	69%-73%	65%-71%	68%-69%
Weighted-average grant date fair value	$3.24	$4.64	$6.09

The Company does not have a significant history of market prices of its common stock as it was not a public company prior to February 4, 2011, and, as such, volatility was estimated using historical volatilities of similar public companies. The expected life of the awards is estimated based on the simplified method, which calculates the expected life based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes information about stock options activity during 2012:

	Number of shares	Weighted- average exercise price	Weighted - average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2012	2,830,975	$5.92
Granted	1,459,530	5.18
Exercised	(477,158)	1.14
Forfeited	(1,028,414)	7.37

Outstanding, December 31, 2012	2,784,933	$5.80	7.31	$449,243

Exercisable, December 31, 2012	1,288,625	$6.41	5.20	$312,043
Vested and expected to vest, December 31, 2012	2,784,933	$5.80	7.31	$449,243

During 2012, 2011 and 2010, the Company received $543,000, $450,000 and $43,000 upon exercise of stock options. The intrinsic value of the options exercised in 2012 and 2011 was $2,171,000 and $1,864,000, respectively. The intrinsic value of the options exercised in 2010 was immaterial.

Unrecognized compensation expense related to unvested awards as of December 31, 2012 was approximately $4,049,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.9 years.

In January 2010, the Board of Directors authorized the Company to settle a portion of the 2009 employee bonus by issuing fully vested stock options to the employees with an aggregate fair value totaling $163,000.

Employee Stock Purchase Plan

In August 2010, the Board of Directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”) and the Company’s stockholders approved the plan in November 2010. The ESPP became effective in February 2011 upon the closing of the Company’s initial public offering. The ESPP provides employees with an opportunity to purchase the Company’s common stock at a 15% discount. As of December 31, 2012, there are 164,996 shares of common stock authorized for issuance under the ESPP. In addition, the ESPP contains an “evergreen” provision, which allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012.

The ESPP allows eligible employees to purchase the Company’s stock at the lower of 85% of the fair market value of the shares on the offering date or the exercise date. For the years ended December 31, 2012 and 2011, 21,952 and 4,760 shares, respectively, were issued under the ESPP. At December 31, 2012, there were 138,284 shares available for issuance under the ESPP.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Total stock compensation expense for stock options and the ESPP has been recognized in the statement of operations as follows for the years ended December 31:

	2012	2011	2010
	(in thousands)

Research and development expense	$398	$445	$476
Selling and marketing expense	282	361	417
General and administrative expense	1,658	1,063	1,238

Total stock compensation expense	$2,338	$1,869	$2,131

At December 31, 2012, 3,592,091 shares of common stock have been reserved for issuance under the Company’s stock plans.

11.	Warrants

At December 31, 2012, the Company had 1,086,343 warrants outstanding. All warrants have a contractual term of ten years from the date of issuance and may be net share-settled at the option of the warrant holder.

The following is a summary of activity for common stock warrants for the year ended December 31, 2012:

	Common stock warrants	Weighted- average exercise price
Outstanding, January 1, 2012	1,097,385	$0.60
Granted	36,657	6.82
Exercised	(47,699)	0.02

Outstanding, December 31, 2012	1,086,343	$0.83

Exercises of common stock warrants for the year ended December 31, 2012 were all cashless and resulted in the issuance of 47,476 shares of common stock.

The following is a summary of all outstanding common stock warrants as of December 31, 2012:

Warrants outstanding	Weighted-average exercise price	Expiration date
504,579	$0.03	2015
131,002	$0.10	2016
3,870	$5.35	2017
100,937	$0.02	2018
253,917	$0.02	2020
55,381	$10.83	2021
36,657	$6.82	2022

1,086,343

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

12.	Commitments and Contingencies

Operating Leases

The Company has entered into non-cancelable operating leases for office/clinical facilities and office facilities located in Waltham, Massachusetts through June 30, 2013, with an extension option for an additional three months. The Company has also entered into various operating lease agreements for laboratory, computer and office equipment. Rent expense under these operating leases totaled $821,000, $744,000 and $628,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum payments under the Company’s operating leases at December 31, 2012, are as follows:

Year	Operating lease obligations
(in thousands)
2013	475
2014	119
2015	53

Total minimum lease payments	$647

Employment Agreements

The Company has entered into agreements with certain members of its senior management. The terms of these agreements include noncompete and nondisclosure provisions as well as provide for defined severance payments and acceleration of vesting of share based awards.

Other Commitments

The Company has committed to certain payment obligations over the next year related to a supply agreement, a research services agreement and development studies, which approximate $100,000 in 2013. In addition, the Company is obligated to pay $1.1 million in milestone payments under a funding agreement with an automated partner for development efforts in connection with the BGM galectin-3 test.

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of diagnostic tests, for which the Company currently maintains limited product liability insurance. At December 31, 2012, the Company was not aware of any product liability claims.

13.	Licensing Agreements

In May 2007, the Company entered into an initial biomarker product license and collaboration agreement with ACS Biomarker B.V. (“ACS Biomarker”) and in July 2012, the Company entered into a sublicense agreement with ACS Biomarker, which superseded the initial agreement in its entirety. Pursuant to the agreement, ACS Biomarker granted the Company an exclusive, worldwide sublicense to develop and commercialize two proprietary cardiovascular biomarkers for congestive heart failure, galectin-3 and thrombospondin-2. The agreement permits the Company to sublicense the rights to third parties.

As consideration for the sublicenses, the Company was required to pay ACS Biomarker an upfront payment and milestone payments and royalty prepayments to the extent that the Company achieves specified development and regulatory milestones. Additionally, the Company is obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from its

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

galectin-3 tests and any other products that the Company develops using the licensed intellectual property. As of December 31, 2012, the Company has paid ACS Biomarker a total of approximately $1.0 million in up-front, milestone and royalty prepayments. Payments of $750,000 were capitalized and are being amortized over the economic life of the intellectual property (Note 5). Royalty prepayments of $250,000 are being amortized as sales of the BGM Galectin-3 test are recorded. At December 31, 2012, there was $190,000 of the prepayments remaining to be amortized.

14.	HRP Initiative

In 2006, the Company initiated and lead the HRP initiative for atherothrombotic cardiovascular disease. The HRP initiative consisted of a series of pre-competitive, multi-party research and development projects, which were administered and coordinated by the Company pursuant to participation agreements with Abbott Pharmaceuticals, AstraZeneca, Merck & Co., Inc., Royal Philips Electronics, and Takeda Pharmaceuticals. Since the inception of the HRP initiative, these participating companies have supported the research and development projects by providing approximately $26.6 million in funding. The overall goals of the HRP initiative were to advance the understanding, recognition and management of atherothrombotic cardiovascular disease, to provide a roadmap for the development and registration of screening, diagnostic and therapeutic interventions for high-risk plaque and to promote the use of these interventions by patients, pharmaceutical companies and third-party payers.

The HRP initiative is governed by a joint steering committee (JSC), which is comprised of designees from the participating companies, and is led by a scientific program board consisting of academic experts in the cardiovascular field, who advised the JSC and assisted in the design of research protocols. The JSC was responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third party licensing and commercialization of data and rights under the HRP initiative. BG Medicine functioned as the coordinator and administrator for the HRP initiative, and BG Medicine owns any inventions and data that were conceived in the conduct of the HRP initiative. The Company has granted each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expires upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated.

The HRP initiative has met its goals and no additional research projects will be initiated nor is additional funding expected from the participating companies.

HRP Initiative revenues recognized during the years ended December 31, 2012, 2011 and 2010 totaled $235,000, $1,095,000 and $640,000, respectively. At December 31, 2012, remaining funding from the participating companies amounted to $390,000, which has been included in restricted cash and deferred revenue and customer deposits on the Company’s balance sheet and will be used to fund HRP initiative expenses expected to be incurred in 2013.

15.	401(k) Savings Plan

In October 2001, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. In April 2012, the Company amended the plan to include an employer match of 50% up to 3% of eligible compensation. As of December 31, 2012, the Company has expensed $55,000 for the employer match contribution.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

16.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2012 and 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarterly Results for the Year Ended December 31, 2012
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenues	$480	$622	$641	$1,072
Total costs and operating expenses	7,980	6,709	7,177	3,677
Net loss	(7,663)	(6,393)	(6,814)	(2,899)
Basic and diluted loss per common share	$(0.38)	$(0.32)	$(0.34)	$(0.14)

	Quarterly Results for the Year Ended December 31, 2011
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenues	$855	$221	$179	$379
Total costs and operating expenses	3,851	5,062	5,092	5,114
Net loss	(3,131)	(4,836)	(4,881)	(4,734)
Basic and diluted loss per common share	$(0.27)	$(0.25)	$(0.25)	$(0.23)