Form 10-Q/A
period 2012-09-30
BG Medicine, Inc.
filed 2013-05-01
CIK 1407038

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Original Report”) filed by BG Medicine, Inc. with the Securities and Exchange Commission on November 13, 2012. This Amendment is being filed solely for the purpose of amending Exhibit 10.2 under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Employment Agreement between the Registrant and William Densel dated June 18, 2012

10.2+	Sublicense Agreement between the Registrant and ACS Biomarker B.V. dated July 11, 2012	X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(+)	Confidential treatment has been requested for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.
(*)	Previously filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 with the Securities and Exchange Commission on November 13, 2012, which this Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: May 1, 2013	By:	/s/ Eric Bouvier
Eric Bouvier
President and Chief Executive Officer (principal executive officer)

Date: May 1, 2013	By:	/s/ Charles H. Abdalian Jr.
Charles H. Abdalian Jr.
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)