Form 10-Q
period 2013-03-31
BG Medicine, Inc.
filed 2013-05-10
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33827

BG MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3506204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Lincoln Street North	02451
Waltham, Massachusetts	(Zip Code)
(Address of principal executive offices)

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

Large accelerated filer [    ]                                                                                         Accelerated filer [ X ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]  No [X]

As of April 30, 2013, the registrant had 27,578,276 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$21,096	$12,786
Restricted cash	322	390
Accounts receivable	299	395
Inventory	410	447
Prepaid expenses and other current assets	806	558

Total current assets	22,933	14,576

Property and equipment, net	130	197
Intangible assets, net	351	372
Deposits and other assets	78	96

Total assets	$23,492	$15,241

Liabilities and Stockholders’ Equity
Current liabilities
Term loan, current portion	3,922	3,245
Accounts payable	1,357	1,110
Accrued expenses	3,867	3,549
Deferred revenue and customer deposits	345	411

Total current liabilities	9,491	8,315
Term loan, net of current portion	5,619	6,612
Other liabilities	3	5

Total liabilities	15,113	14,932

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock; $.001 par value; 100,000,000 shares authorized at March 31, 2013 and December 31, 2012; 27,578,276 and 20,515,398 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	28	21
Additional paid-in capital	150,852	137,377
Accumulated deficit	(142,501)	(137,089)

Total stockholders’ equity	8,379	309

Total liabilities and stockholders’ equity	$23,492	$15,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenue	$820	$416
Service revenue	68	64

Total revenues	888	480

Costs and operating expenses:
Product costs	280	147
Service costs	68	64
Research and development	1,376	2,980
Selling and marketing	2,144	2,904
General and administrative	1,821	1,885

Total costs and operating expenses	5,689	7,980

Loss from operations	(4,801)	(7,500)
Non-cash consideration associated with stock purchase agreement	(329)	-
Interest income	4	-
Interest expense	(289)	(153)
Other income (expense)	3	(10)

Net loss	$(5,412)	$(7,663)

Net loss per share - basic and diluted	$(0.21)	$(0.38)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	25,318,606	19,977,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(5,412)	$(7,663)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61	77
Stock-based compensation	355	777
Non-cash interest expense	43	30
Non-cash consideration associated with stock purchase agreement	329	-
Gain on sale of property and equipment	(53)	-
Changes in operating assets and liabilities
Restricted cash	68	4
Accounts receivable	96	(90)
Inventory	37	(316)
Prepaid expenses and other assets	(258)	(269)
Accounts payable and accrued expenses	565	1,803
Deferred revenue and customer deposits	(66)	(75)

Net cash flows used in operating activities	(4,235)	(5,722)

Cash flows from investing activities
Purchases of property and equipment	-	(82)
Proceeds from the sale of property and equipment	80	-

Net cash flows provided by (used in) investing activities	80	(82)

Cash flows from financing activities
Proceeds from public offering	13,058	-
Proceeds from issuance of term loan	-	10,000
Payments on term loan	(333)	-
Costs related to term loan issuance	-	(256)
Transaction fees related to public offering	(287)	-
Proceeds from the exercise of stock options	27	138

Net cash flows provided by financing activities	12,465	9,882

Net increase in cash and cash equivalents	8,310	4,078

Cash and cash equivalents, beginning of period	12,786	23,874

Cash and cash equivalents, end of period	$21,096	$27,952

Supplemental disclosure of cash flow information

Cash paid for interest	$226	$62

Supplemental disclosure of non-cash activities

Issuance of common stock warrants	-	240

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2013 and results of operations and cash flows for the interim periods ended March 31, 2013 and 2012. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

At March 31, 2013, the Company had cash and cash equivalents totaling $21.1 million, excluding restricted cash. During the three months ended March 31, 2013, the Company incurred a net loss of $5.4 million and used $4.2 million of cash in operating activities. The Company expects to continue to incur losses and use cash in operating activities during the remainder of 2013 and beyond.

The Company believes that its existing cash and cash equivalents, funding from the January 2013 public offering (Note 7), and availability of up to $12.0 million under its common stock purchase agreement with Aspire Capital Fund, LLC, (Note 6) will in total be sufficient to meet its anticipated cash requirements for at least the next twelve months.

2.	Significant Accounting Policies

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012

Raw materials	$77	$81
Finished goods	333	366

Total inventories	$410	$447

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method, for convertible securities, if inclusion of these is not antidilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

The following table summarizes the computation of basic and diluted net loss per share for the three months ended March 31, 2013 and 2012:

	2013	2012
	(in thousands, except share and per share data)
Net loss	$(5,412)	$(7,663)
Weighted average number of shares - basic and diluted	25,318,606	19,977,632
Net loss per share - basic and diluted	$(0.21)	$(0.38)

For the three months ended March 31, 2013 and 2012, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	2013	2012
Options to purchase common stock	2,210,335	3,704,711
Warrants to purchase common stock	1,086,343	1,134,042

3.	Fair Value of Financial Instruments

At March 31, 2013, the Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, debt and certain warrant instruments. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The carrying amount of the current debt at March 31, 2013 was considered a reasonable estimate of fair value due to its short maturity. The carrying amount of the long term debt was considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

4.	Term Loan

On February 10, 2012, the Company entered into a $15.0 million loan facility. Initial funding under the facility was $10.0 million, which was received by the Company upon closing. The Company did not achieve the required revenue milestone to qualify for the additional $5.0 million term loan. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. Interest only payments will be made for the first twelve months of the loan term. Principal payments commenced in March 2013 and principal and interest payments continue through maturity at September 2015. The interest rate in effect at March 31, 2013 was 9.25%.

In connection with this loan facility, the Company issued warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2013, the Company had $9.7 million outstanding under the term loan and had an unamortized debt discount of $126,000.

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

In May 2013, the Company amended its loan and security agreement to allow for a three month deferral of principal amortization beginning May 1, 2013 and to allow for up to an additional three months of deferral based on the Company meeting minimum liquidity requirements, as defined in the amendment. The amendment also increased certain loan fees by $50,000 and required the issuance of 110,401 additional warrants at $1.70 per share and adjusted the warrant price of previously issued warrants to $1.70 per share.

5.	Commitments and Contingencies

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is possible that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts are accrued at March 31, 2013.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire”) to purchase, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term. The Company may initiate sales to Aspire after the SEC declares a registration statement relating to the transaction effective. Under the Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Aspire Agreement.

Over the term of the Agreement, the Company has two ways to elect to sell common stock to Aspire on any business day the Company selects: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

The Company agreed not to sell shares to Aspire under the Purchase Agreement for a period of six months following the date the Company entered into the Purchase Agreement. The Company also entered into a Registration Rights Agreement with Aspire, which provides, among other things, that the Company will register shares issued to them and to be sold to them.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Public Offering

On January 30, 2013, the Company closed a follow-on underwritten public offering of 6,900,000 shares of its common stock, at an offering price of $2.00 per share, for gross proceeds of $13.8 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Our Business

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

2013 Commercial Highlights

In January 2013, bioMérieux obtained a CE Mark in Europe for an automated version (VIDAS® Gal-3) of the BGM Galectin-3 test and is executing a phased launch of the test in Europe and in certain other territories that recognize the CE Mark. bioMérieux is offering the test on its VIDAS® immunoassay platform. In addition, Abbott has obtained a CE Mark and launched its automated version of the test (ARCHITECT® Galectin-3 assay) in Europe in April 2013. The test was developed to run on Abbott’s ARCHITECT® immunochemistry platform.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to those policies during the three months ended March 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenues

Our current revenues are primarily derived from sales of the BGM Galectin-3 test. Our revenues have tended to be concentrated with a limited number of large customers generating a significant percentage of our revenues in any given year. Because of concentration in the number of our laboratory providers, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
			Variance Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(in thousands)
Total Revenues
Product	$820	$416	$404	97%

Service	68	64	4	6%

Total Revenues	$888	$480	$408	85%

The increase in product revenues in 2013 reflects increased volume from our laboratory providers. In 2013, six reference laboratories ordered our product compared to three in 2012. Service revenue decreased primarily due to the winding down of remaining program activities under our HRP initiative, as the collaboration has met its objectives.

Product Costs

Our product costs include contract-manufacturing for the BGM Galectin-3 test, freight, and revenue based royalty expenses for certain galectin-3 in-licensed intellectual property. In 2013, we became subject to excise taxes due to the galectin-3 test being classified as a taxable medical device. The excise tax is now being included in product costs.

Product costs exclude depreciation and amortization, which are included in operating expenses.

The following table provides information with respect to our product costs and product margins for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
			Variance Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(in thousands)
Product Costs
Product	$280	$147	$133	90%
Product Margin	66%	65%		1%

The increase in product costs is comparable with increased BGM Galectin-3 test revenues.

The product margin increased due to a more favorable sales mix between laboratory providers and our distributor, and higher average selling prices.

Service Costs

Our service costs to date consist primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses. Service cost excludes depreciation and amortization, which is included in operating expenses.

The following table provides information with respect to our service costs for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
			Variance Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(in thousands)
Service Costs
Service	$68	$64	$4	6%

Service costs are primarily attributable to the activities from the HRP initiative.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
			Variance
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(in thousands)
Operating Expenses
Research and Development Expenses	$1,376	$2,980	$(1,604)	-54%
Sales and Marketing Expenses	2,144	2,904	(760)	-26%
General and Administrative Expenses	1,821	1,885	(64)	-3%

Total Operating Expenses	$5,341	$7,769	$(2,428)	-31%

Research and Development Expenses

Our research and development expenses consist primarily of direct personnel costs, fees for consultants and outside services, laboratory consumables and overhead expenses. We use consultants and outside services to provide expertise or services which we do not have. In 2013, our research and development expenses consist primarily of costs incurred for product development efforts. In 2012, our research and development expenses were related to our internal biomarker discovery and development efforts, as well as product development efforts.

Research and development expenses decreased primarily from the elimination of biomarker discovery research activities in the fourth quarter of 2012. The reduction of $1.6 million resulted from biomarker discovery research labor costs and noncash compensation expenses of $802,000, and completion of an automated version of our galectin-3 test in collaboration with a partner and completion of various CardioSCORE clinical projects of $777,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs related to commercialization activities for the BGM Galectin-3 test. In 2012, we had two dedicated teams of contract cardiovascular clinical liaisons, or CVCLs, that focused on the education of key opinion leaders and promoted the science and utility of our tests with physicians, laboratories, payers and other stakeholders, in the United States and Europe. In the fourth quarter of 2012, we eliminated the U.S. CVCLs and began to develop our own dedicated U.S. sales team, while keeping the contracted European CVCL structure.

Sales and marketing expenses decreased primarily due to the redeployment in the U.S. from a contract CVCLs structure to a dedicated internal BGM Galectin-3 test sales team, our refocusing of marketing activities to commercialization efforts from market education and the 2012 restructuring of senior management resulting in a reduction of noncash compensation expense. In 2013, the internal BGM Galectin-3 sales team grew by two bringing the total up to four.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, occupancy expenses, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums and accounting and financial reporting expenses.

General and administrative expenses decreased primarily due to the gain on the sale of biomarker lab equipment.

Other Income and Expense

The following table summarizes other income (expense) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
			Variance
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(in thousands)
Other income (expense)
Non-cash consideration associated with stock purchase agreement	$(329)	$—	$(329)	100%
Interest Income/Other Income (expense)	7	(10)	17	-170%
Interest Expense	(289)	(153)	(136)	89%

Total other income (expense)	$(611)	$(163)	$(448)	275%

Other income (expense) increased by $448,000, primarily from entering into a common stock purchase agreement with Aspire Capital and a full quarter of interest expense in 2013 on our $10.0 million term loan.

Non-cash consideration associated with the stock purchase agreement of $329,000 represents the fair value of 132,743 shares of common stock as a commitment fee in connection with the Common Stock Purchase Agreement with Aspire Capital.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have included our cash balances, sales of our equity securities, product revenue from sales of the BGM Galectin-3 test, and service revenue from the HRP initiative. As of March 31, 2013, we had $21.1 million of cash, $322,000 of restricted cash under the HRP initiative and working capital of $13.4 million.

Follow-on Underwritten Public Offering:

On January 30, 2013, we closed a follow-on underwritten public offering of 6,900,000 shares of our common stock, which included the sale of 900,000 shares pursuant to the underwriters’ over-allotment option. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

Common Stock Purchase Agreement with Aspire Capital:

On January 24, 2013, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire”) to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term. Under the Agreement, we initially issued 132,743 shares of our common stock as a commitment fee. Our sales to Aspire will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement.

Over the term of the Purchase Agreement, we have two ways to elect to sell common stock to Aspire on any business day we select: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

We agreed not to sell shares to Aspire under the Purchase Agreement for a period of six months following the date we entered into the Purchase Agreement. We also entered into a Registration Rights Agreement with Aspire, which provides, among other things, that we will register shares issued to them and to be sold to them.

Secured Term Loan Facility:

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. Interest only payments will be made for the first twelve months of the loan term. Principal payments commenced in March 2013 and principal and interest payments continue through maturity at September 2015. The interest rate, in effect at March 31, 2013 was 9.25%. At March 31, 2013, the Company had $9.7 million outstanding under the term loan.

In May 2013, the Company amended its loan and security agreement to allow for a three month deferral of principal amortization beginning May 1, 2013 and to allow for up to an additional three months of deferral based on the Company meeting minimum liquidity requirements, as defined in the amendment, on the first day of July, August and September of 2013.

Net Cash Flows

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three Months Ended March 31,
Summary Cash Flow Information	2013	2012	Change
Net cash (used in ) provided by:
Operating activities	$(4,235)	$(5,722)	$1,487
Investing activities	80	(82)	162
Financing activities	12,465	9,882	2,583

Net increase in cash and cash equivalents	8,310	4,078	4,232

Cash and cash equivalents	$21,096	$27,952	$(6,856)

Three Months Ended March 31, 2013 and 2012

Net cash used in operating activities decreased primarily due to lower product development costs, resulting from the completion of an automated version of our galectin-3 test and certain CardioSCORE clinical projects, and lower BGM Galectin-3 test launch activities.

Net cash provided by investing activities increased due to the sale of biomarker research lab equipment.

Net cash provided by financing activities increased due to the net proceeds received from our $12.8 million follow-on public offering, which was partially offset by the commencement of principal amortization under our term loan of $333,000, which was subsequently amended to provide an additional three months of deferral. In 2012, we received net proceeds of $9.7 million upon entering into our term loan.

Funding Requirements

We expect to devote substantial resources to continue our focus on the development and commercialization of our novel cardiovascular diagnostics tests: the BGM Galectin-3® test and the CardioSCORETM test.

During the three months ended March 31, 2013, we incurred a net loss totaling $5.4 million and used cash in operating activities totaling $4.2 million. We expect to continue to incur losses and use cash in operating activities during 2013 and beyond.

Based on our current operating plan, we believe that our existing cash and cash equivalents and the availability of up to $12.0 million under our common stock purchase agreement with Aspire Capital, along with our forecasted revenue growth are expected to be sufficient to fund our operations through 2015.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2012, as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q . We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•

our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests and the performance of our partners under such agreements;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our ability to obtain additional financing on terms acceptable to us;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2012 as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013, our management concluded that our internal control over financial reporting was not effective at December 31, 2012.

We are taking appropriate and reasonable steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2013, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

Changes in Internal Controls. No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, all of the $34.8 million net proceeds from the offering have been used primarily for general working capital purposes, including the commercialization of the BGM Galectin-3 test for heart failure and related sales and marketing expenses incident thereto.

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2013.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Registration Rights Agreement, dated as of January 24, 2013, by and between the Company and Aspire Capital Fund, LLC.		8-K	1/24/13	001-33827

10.1*	Termination Agreement between the Registrant and William Densel dated March 27, 2013	X

10.2	Common Stock Purchase Agreement, dated as of January 24, 2013, by and between the Company and Aspire Capital Fund, LLC.		8-K	1/24/13	001-33827

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101@	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

(*)	Management contract or compensatory plan or arrangement.
(+)	Confidential treatment has been granted by, or is being requested from, the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.
@	Pursuant to Rule 406T of Regulation S-T, the Interactive .Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: May 10, 2013	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Charles H. Abdalian, Jr.
Charles H. Abdalian, Jr.
Executive Vice President, Chief Financial Officer and Treasurer