Form 10-Q
period 2013-06-30
BG Medicine, Inc.
filed 2013-08-09
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, the registrant had 27,918,883 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$16,203	$12,786
Restricted cash	288	390
Accounts receivable	402	395
Inventory	269	447
Prepaid expenses and other current assets	526	558

Total current assets	17,688	14,576

Property and equipment, net	111	197
Intangible assets, net	331	372
Deposits and other assets	191	96

Total assets	$18,321	$15,241

Liabilities and Stockholders’ Equity
Current liabilities
Term loan, current portion	3,936	3,245
Accounts payable	1,660	1,110
Accrued expenses	3,276	3,549
Deferred revenue and customer deposits	311	411

Total current liabilities	9,183	8,315
Term loan, net of current portion	5,142	6,612
Other liabilities	1	5

Total liabilities	14,326	14,932

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock; $.001 par value; 100,000,000 shares authorized at June 30, 2013 and December 31, 2012; 27,918,883 and 20,515,398 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	28	21
Additional paid-in capital	151,305	137,377
Accumulated deficit	(147,338)	(137,089)

Total stockholders’ equity	3,995	309

Total liabilities and stockholders’ equity	$18,321	$15,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Revenues:
Product revenue	$972	$566	$1,792	$982
Service revenue	34	56	102	120

Total revenues	1,006	622	1,894	1,102

Costs and operating expenses:
Product costs	353	196	633	343
Service costs	34	56	102	120
Research and development	1,117	2,133	2,493	5,113
Selling and marketing	1,782	1,960	3,926	4,864
General and administrative	2,269	2,364	4,090	4,249

Total costs and operating expenses	5,555	6,709	11,244	14,689

Loss from operations	(4,549)	(6,087)	(9,350)	(13,587)
Non-cash consideration associated with stock purchase agreement	—	—	(329)	—
Interest income	6	8	10	8
Interest expense	(295)	(324)	(584)	(477)
Other income	1	10	4	—

Net loss	$(4,837)	$(6,393)	$(10,249)	$(14,056)

Net loss per share - basic and diluted	$(0.18)	$(0.32)	$(0.39)	$(0.70)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	27,649,879	20,056,269	26,490,682	20,016,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(10,249)	$(14,056)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	100	145
Stock-based compensation	633	1,261
Non-cash interest expense	99	100
Non-cash consideration associated with stock purchase agreement	329	—
Gain on sale of property and equipment	(53)	—
Changes in operating assets and liabilities
Restricted cash	102	60
Accounts receivable	(7)	(83)
Inventory	178	(96)
Prepaid expenses and other assets	(115)	(197)
Accounts payable and accrued expenses	275	2,031
Deferred revenue and customer deposits	(100)	(153)

Net cash flows used in operating activities	(8,808)	(10,988)

Cash flows from investing activities
Purchases of property and equipment	—	(82)
Proceeds from the sale of property and equipment	80	—

Net cash flows provided by (used in) investing activities	80	(82)

Cash flows from financing activities
Proceeds from public offering, net of costs	12,771	—
Proceeds from issuance of term loan	—	10,000
Payments on term loan	(666)	—
Costs related to term loan issuance	—	(256)
Proceeds from ESPP purchases	13	30
Proceeds from the exercise of stock options	27	237

Net cash flows provided by financing activities	12,145	10,011

Net increase (decrease) in cash and cash equivalents	3,417	(1,059)

Cash and cash equivalents, beginning of period	12,786	23,874

Cash and cash equivalents, end of period	$16,203	$22,815

Supplemental disclosure of cash flow information

Cash paid for interest	$455	$367

Supplemental disclosure of non-cash activities

Issuance of common stock warrants accounted for as debt discount	163	240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company) is a commercial stage company that is focused on the development and delivery of diagnostic solutions to aid in the clinical management of heart failure and related disorders. The Company currently has two diagnostic tests, the first of which is the BGM Galectin-3® test, a novel assay for measuring galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of patients diagnosed with heart failure. The second diagnostic test is the CardioSCORE™ test, which is designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. Currently, the Company’s focus is on the adoption and commercialization of the galectin-3 test.

The Company has chosen to focus its business on blood-based tests due to the ease and low cost of access to evaluable samples for testing and the opportunity for repeat sampling to monitor changes in a patient’s medical condition. The Company believes that its diagnostic tests will provide clinicians with improved information to better detect and characterize disease states and that this information may enable physicians to achieve better patient outcomes and contain healthcare costs through, for example, earlier diagnosis, segmentation based on underlying disease processes, more accurate prognosis, more personalized treatment selection or monitoring of disease based on disease activity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2013 and results of operations and cash flows for the interim periods ended June 30, 2013 and 2012. The results of the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the six months ended June 30, 2013, the Company incurred a net loss of $10.2 million and used $8.8 million of cash in operating activities. The Company expects to continue to incur losses and use cash in operating activities during the remainder of 2013 and beyond.

At June 30, 2013, the Company had cash and cash equivalents totaling $16.2 million, excluding restricted cash. Additionally, on January 24, 2013, the Company entered into a Common Stock Purchase Agreement with Aspire Capital Fund, LLC (Note 6) pursuant to which approximately $4.8 million would be available to the Company at June 30, 2013, subject to the conditions and limitations therein.

The Company believes that its existing cash and cash equivalents, and the availability under its common stock purchase agreement with Aspire Capital Fund, LLC will be sufficient to meet its anticipated cash requirements for at least the next twelve months.

2.	Significant Accounting Policies

Revenue Recognition

Revenue is recognized when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Product Revenue

The Company sells its products through supply agreements with laboratory testing services and diagnostic testing distributors and directly to hospitals and clinics. The Company recognizes revenue when products are received by customers, at which time both title and risk of loss have passed to the customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Service Revenue

The Company’s revenue has historically been generated through initiatives, collaborations and biomarker discovery and analysis services agreements. The services the Company provides under these agreements typically include the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. In some cases, the Company has retained certain intellectual property rights to the biomarkers identified in the course of these arrangements. The revenue arrangements have a stated term and the Company has no obligations or ongoing commitments after the specified term of the arrangement. Service revenues are primarily attributable to the activities from the HRP initiative, which is winding down due to the completion of the collaboration.

Revenue generated from collaborations and initiatives includes revenue from research services and technology licensing agreements. Under these arrangements, the Company is contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. The Company has accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no stand-alone value to the individual elements. The Company considers the terms and conditions of each agreement and recognizes revenues based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. The Company believes that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. The Company makes adjustments, if necessary, to the estimates used in its calculations as work progresses and as such changes are known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from the Company’s estimates.

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

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

(in thousands)	June 30, 2013	December 31, 2012

Raw materials	$50	$81
Finished goods	219	366

Total inventories	$269	$447

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the computation of basic and diluted net loss per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net loss	$(4,837)	$(6,393)	$(10,249)	$(14,056)
Weighted average number of shares - basic and diluted	27,649,879	20,056,269	26,490,682	20,016,951
Net loss per share - basic and diluted	$(0.18)	$(0.32)	$(0.39)	$(0.70)

For the three and six months ended June 30, 2013 and 2012, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	2013	2012
Options to purchase common stock	2,913,192	3,306,810
Warrants to purchase common stock	864,555	1,107,962

3.	Fair Value of Financial Instruments

At June 30, 2013, the Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The carrying amount of the current debt at June 30, 2013 is considered a reasonable estimate of fair value due to its short maturity. The carrying amount of the long term debt is considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

4.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at June 30, 2013 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Principal and interest payments continue through maturity at September 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash and cash equivalents. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement). The Company has determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is remote.

May 2013 Loan Amendment

In May 2013, the Company amended its loan and security agreement to allow for a three month deferral of principal payments beginning May 1, 2013 and to allow for up to an additional three months of deferral based on the Company meeting certain minimum liquidity requirements, as defined in the amendment. The Company did not meet the additional liquidity requirements, as defined in the amendment, and, accordingly, principal payments resumed on August 1, 2013. The Company made principal payments in March and April of 2013 prior to the signing of the amendment. The amendment also increased certain loan fees by $50,000, and amended the terms of the warrants, as discussed below.

Warrants

In connection with the loan facility, the Company initially issued to the lenders warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. These warrants have been classified as equity instruments

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and are included within additional paid-in capital. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the exercise price of the warrants was adjusted to $1.70 per share. At the loan modification date, the Company valued both the new and the original warrants using the Black-Scholes option pricing model and recorded the incremental value of the new warrants as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method. The warrants under the term loan have been classified as equity instruments and are included within additional paid-in capital.

At June 30, 2013, the Company had $9.3 million outstanding under the term loan and had an unamortized debt discount of $255,000.

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

The Company is involved in litigation with a former research collaborator resulting from the Company’s termination of its participation in a collaboration. While the Company believes it has substantially complied with all of its contracts with the former research collaborator, the ultimate resolution of the matter could result in a loss to the Company in excess of the amount accrued.

No other amounts related to contingencies are accrued at June 30, 2013.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term. At June 30, 2013, subject to the conditions and limitations therein, approximately $4.8 million would be available to the Company under the Purchase Agreement. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement.

Over the term of the Purchase Agreement, the Company has two ways to elect to sell common stock to Aspire on any business day the Company selects: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

The Company agreed not to sell shares to Aspire under the Purchase Agreement for a six month period following the date the Company entered into the Purchase Agreement, which period ended on July 24, 2013.

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

Our Business

We are a commercial stage company that is focused on the development and delivery of diagnostic solutions to aid in the clinical management of heart failure and related disorders. We currently have two diagnostic tests, the first of which is the BGM Galectin-3® test, a novel assay for measuring galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of patients diagnosed with heart failure. The second diagnostic test is the CardioSCORE™ test, which is designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. Currently, our focus is on the adoption and commercialization of the galectin-3 test.

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

BGM Galectin-3 Test

Galectin-3, a member of the galectin family of proteins, is a biomarker that has been shown to play an important role in heart failure. Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, resulting in its inability to pump blood efficiently to meet the requirements of other body organs. We believe that our galectin-3 test provides physicians with meaningful information that may lead to more clinically- and cost-effective management of heart failure patients. The test is available in two versions, a microtiter plate version, which we refer to as the microplate version, and automated immunoassay versions, which we refer to as the automated versions. The microplate version is available in the United States for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure and in Europe for use as an aid in assessing the prognosis of patients diagnosed with chronic heart failure or acute heart failure, and for screening individuals in the general adult population who are at risk for developing new-onset heart failure. The automated versions are available in Europe as an aid in assessing the prognosis of patients diagnosed with chronic heart failure.

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

In the United States, the payment rate at which the microplate version of the BGM Galectin-3 test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, is $17.80 per test. This payment rate was assigned by CMS under a new, analyte-specific Current Procedural Terminology, or CPT, code, which took effect on January 1, 2013 for the 2013 fee schedule. We are requesting a higher payment rate from CMS for the 2014 fee schedule, though there can be no assurance that we will be successful in obtaining a higher rate. We expect a decision by the end of the year.

In 2012, we revised our commercial strategy to speed the adoption and increase the sales of the microplate version of the BGM Galectin-3 test by focusing on the increasingly urgent need for hospitals to reduce their rates of unplanned patient readmissions, in response to new guidelines from CMS that went into effect on October 1, 2012. The guidelines seek to reduce the number of unplanned readmissions by imposing financial penalties on hospitals and other healthcare providers if reductions in readmission rates are not made. Because it has been demonstrated that heart failure patients with elevated levels of galectin-3 are two-to-three times more likely than other heart failure patients to be readmitted to the hospital within 30 days of discharge, we believe that identifying these high-risk patients through galectin-3 testing is a potentially valuable and cost-effective tool in hospitals’ strategies to reduce unplanned 30-day readmissions.

Also as part of our revised strategy, we converted our field sales force from an awareness- and education-focused organization into one with a sales mission and growth strategy. Our new field sales force will focus initially on promoting galectin-3 testing at a core group of hospitals with higher-than-average readmission rates, which are at risk of incurring significant financial penalties due to the new CMS rules. In addition, as part of our revised strategy, we contemplated opening our own clinical laboratory certified under the Clinical Laboratory Improvement Amendments, or CLIA, in order to increase sales of the microplate version of the BGM Galectin-3 test and other cardiovascular diagnostic tests we may offer in the future. We have since re-evaluated that decision and decided to focus our investments on efforts to increase the adoption of our galectin-3 tests in the United States and Europe rather than opening a CLIA lab.

Automated Versions

We have partnered with four leading diagnostic instrument manufacturers that are developing automated instrument versions of our galectin-3 test, which we expect will result in broader customer acceptance and clinical adoption of our galectin-3 test. To execute this element of our commercialization strategy, we have entered into worldwide license, development and commercialization agreements with Abbott Laboratories, or Abbott, Alere Inc., or Alere, bioMérieux SA, or bioMérieux, and Siemens Healthcare Diagnostics Inc., or Siemens, for the development of our galectin-3 test on their automated instruments, including point-of-care instruments, which are utilized within hospitals and other medical organizations. We believe that through these four partners we will have broad access to major segments of the diagnostics market, including hospital laboratories, private laboratories, reference laboratories and physician office laboratories, due to the widespread coverage of our partners’ installed bases. Under the agreements, our partners are responsible for developing and commercializing the tests and we are responsible for furthering clinical awareness and developing the market for galectin-3 testing. In addition, these agreements contain provisions that, under certain circumstances, entitle our partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective partners.

Europe – In January 2013, bioMérieux obtained a CE Mark in Europe for an automated version of the BGM Galectin-3 test and launched the test in Europe. bioMérieux is distributing its VIDAS® Gal-3 test through its VIDAS® immunoassay platform. In addition, Abbott obtained a CE mark in April 2013 and launched an automated version of the BGM Galectin-3 test in several European countries. Abbott is offering the ARCHITECT® Galectin-3 assay on its ARCHITECT® immunoassay platform.

United States – Fujirebio, on behalf of Abbott, is the first of our automated partners to have filed for 510(k) regulatory clearance of an automated version of the test in the United States. Fujirebio is developing the test for use on Abbott’s ARCHITECT® immunochemistry instrument platform. Fujirebio submitted its 510(k) to the FDA in July 2012 and received a letter from the FDA requesting additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k). Due to the nature of the additional information requested and the time required to address the FDA’s questions, Fujirebio was unable to submit a complete response to the FDA by the FDA-designated February 25, 2013 deadline and withdrew the submission. A new 510(k) submission is expected to be submitted by the end of 2013.

2013 Market Development Achievements

During the second quarter of 2013, the Company achieved two noteworthy market development milestones in the United States. First, the Trenton Health Team, a community health improvement collaborative located in Trenton, New Jersey, adopted galectin-3 testing for identification of chronic heart failure patients who are at risk for re-hospitalization. Second, the BGM Galectin-3 test was recognized for its ability to predict adverse outcomes, including rehospitalization, in the American College of Cardiology Foundation and American Heart Association (ACCF/AHA) Guideline for the Management of Heart Failure (2013 Edition).

BGM Galectin-3 for Assessment of Risk of Developing New-Onset Heart Failure

We have evaluated our galectin-3 test for an additional indication, which would expand the intended use for the BGM Galectin-3 test to identify individuals in the general adult population who do not currently have heart failure, but who are at increased risk for developing heart failure in the future based on elevated levels of galectin-3.

Europe – In May 2012, we obtained a CE Mark in Europe for the BGM Galectin-3 test for this additional indication.

United States – In May 2012, we submitted a 510(k) to the FDA for this additional indication of the BGM Galectin-3 test. In July 2012, we received a letter from the FDA regarding our 510(k) that requested additional information, including information regarding our clinical validation study, the Framingham Heart Study, and additional analytical study data. We submitted our response to the FDA in November 2012, but based on our dialogue with the FDA, the nature of the additional information requested and the time required to address the FDA’s questions regarding various matters including the age of the blood samples used to support our 510(k), we allowed the 510(k) to expire on the January 23, 2013 deadline for submitting our response to the FDA. We are currently focusing our resources on the adoption and commercial success of our galectin-3 test in the United States and Europe. In so doing, we have redirected further effort and investment from obtaining 510 (k) approval of this additional indication in the United States to galectin-3 test adoption and revenue growth.

CardioSCORE Test

Our second product is the CardioSCORE test, a biomarker-based blood test designed as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The test is used to identify patients at risk for atherothrombotic cardiovascular disease, commonly known as vulnerable plaque and is a proprietary in vitro diagnostic multivariate index assay that measures the levels of seven protein biomarkers in blood, and integrates the results to yield a single numerical score that is related to an individual’s cardiovascular risk. Our development work to date suggests that CardioSCORE is an improved diagnostic test compared to conventional risk factor-based approaches, such as the Framingham Risk Score. The CardioSCORE test uses laboratory instrumentation and reagents that are available commercially.

Europe – In December 2012, we obtained a CE Mark for the CardioSCORE test, which will enable us to market the test in Europe and other countries that recognize CE Mark. We had expected to launch the CardioSCORE test initially in Europe, through one or more specialty laboratory partners, in the first half of 2013. As a result of our decision to focus our efforts on increasing the adoption and sales of our galectin-3 test, we have decided to redirect investments from a launch of the CardioSCORE test in Europe to support our galectin-3 efforts. We may move forward with a European launch in test markets, when and if appropriate partnership opportunities arise.

United States – In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The FDA requested additional information, but due to the time involved in responding to the FDA’s request for additional information, we withdrew the 510(k) on August 8, 2012. Since that time, we have been working on an independent medical review of the CardioSCORE clinical study results in accordance with FDA’s feedback. In addition, we plan to modify the proposed intended use of CardioSCORE to an aid in assessment of near-term risk of cardiovascular mortality. Our medical review also includes the assessment of sample stability and the evaluation of other technical issues raised by the FDA, as well as an independent adjudication of clinical trial end-points. We expect completion of the medical review by the end of 2013. Results from the review will then guide our regulatory, commercial and investment strategy for CardioSCORE.

2013 Other Significant Events

NASDAQ Notice for Failure to Satisfy a Continued Listing Rule or Standard

On May 14, 2013, we were notified that for the preceding 30 consecutive business days, our Market Value of Listed Securities, or MVLS, had closed below the minimum requirement for continued listing on The NASDAQ Global Market. The notice has no immediate effect on the listing of our common stock and our common stock continues to trade on The NASDAQ Global Market under the symbol “BGMD” at this time.

In accordance with the applicable NASDAQ Listing Rule, we have a grace period of 180 calendar days, or until November 11, 2013, to regain compliance with the rule. Compliance can be achieved automatically and without further action if our MVLS closes at $50,000,000 or more for at least 10 consecutive business days at any time during the 180-day compliance period.

If we do not regain compliance by November 11, 2013, NASDAQ will notify us that our common stock will be subject to delisting. If we receive a notice of delisting, we would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. We are currently considering available options to resolve the listing deficiency and to regain compliance. There can be no assurance that we will be able to regain compliance with The NASDAQ Global Market listing requirements.

Another option available to the Company is to apply to transfer the listing of its common stock to The NASDAQ Capital Market. To qualify, the Company would need to satisfy the listing requirements for that market, which are lower than the requirements for The NASDAQ Global Market on which the common stock currently trades.

New Facility Lease

On June 10, 2013, we entered into a lease agreement for our corporate headquarters. We intend to move our corporate headquarters to the new facility on August 19, 2013. We will lease space in the new facility for an initial term of five years and four months, with an option to renew for one additional five-year term at the then prevailing market rental rate.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Other than disclosed herein, there have been no material changes to those policies during the six months ended June 30, 2013.

Revenue Recognition

The Company has determined that risk of loss on product shipments does not transfer to its customers until product is received by its customers. Accordingly, the Company has changed its revenue recognition policy, and now recognizes revenue when product shipments are received by customers. This change in policy was not material to the Company’s financial position or results of operations for the quarter ended June 30, 2013. There were no revenue deferrals related to product shipments at June 30, 2013 since all shipments were received by customers prior to quarter end.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Total Revenues
Product	$972	$566	$406	72%

Service	34	56	(22)	(39%)

Total Revenues	$1,006	$622	$384	62%

The increase in product revenues in 2013 results primarily from increased volume from our largest specialty cardiovascular laboratory provider and from increased purchases relating to third party clinical studies. The growth in product revenues in 2013 primarily reflects domestic sales of the BGM Galectin-3 test.

As the result of our market development activities and the entry of automated galectin-3 testing in the EU from both bioMerieux and Abbott, interest in galectin-3 in Europe is increasing, although it has not yet translated into significant revenue. Galectin-3 testing is receiving increased support from select European opinion leaders amid growing European awareness of the potential to use galectin-3 for assessment of heart failure patients prior to hospital admission.

Product Costs

Our product costs include contract-manufacturing for the BGM Galectin-3 test, freight, and revenue based royalty expenses for certain galectin-3 in-licensed intellectual property. In 2013, we became subject to excise taxes due to the galectin-3 test being classified as a taxable medical device. The excise tax is included in product costs. Product costs exclude depreciation and amortization, which are included in operating expenses.

The following table provides information with respect to our product costs and product margins for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Product Costs
Product	$353	$196	$157	80%
Product Margin	64%	65%		(1%)

The increase in product costs is primarily the result of BGM Galectin-3 test revenue growth. The product margin decreased slightly due primarily to the medical device excise tax, which was effective at the beginning of 2013.

Service Costs

Our service costs to date consist primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses. Service costs exclude depreciation and amortization, which is included in operating expenses.

The following table provides information with respect to our service costs for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Service Costs
Service	$34	$56	$(22)	(39%)

Service costs are primarily attributable to the activities from the HRP initiative, which is winding down due to the completion of the collaboration. Service margins are zero since revenues are recognized only as costs are incurred and reported to the Company by its collaborator partners.

Operating Expenses

The following table summarizes our operating expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)

Operating Expenses
Research and Development Expenses	$1,117	$2,133	$(1,016)	(48%)
Selling and Marketing Expenses	1,782	1,960	(178)	(9%)
General and Administrative Expenses	2,269	2,364	(95)	(4%)

Total Operating Expenses	$5,168	$6,457	$(1,289)	(20%)

Research and Development Expenses

Our research and development expenses consist primarily of direct personnel costs, fees for consultants and outside services, laboratory consumables and overhead expenses. We use consultants and outside services to provide expertise or services that we do not have. In 2013, our research and development expenses consist primarily of costs incurred for product development efforts. We provide assistance to Abbott, bioMerieux and Siemens relative to their efforts to gain FDA clearance for their automated assays for galectin-3. In 2012, our research and development expenses were related to our internal biomarker discovery and development efforts, as well as product development efforts.

Research and development expenses decreased primarily from the elimination of biomarker discovery research activities in the fourth quarter of 2012. The reduction of $1.0 million resulted from decreased biomarker discovery research costs of $0.7 million, decreased project costs resulting from the completion of both an automated version of our galectin-3 test in collaboration with a partner and various CardioSCORE clinical projects of $0.2 million, and a decrease in patent related legal costs of $0.1 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of costs related to commercialization activities in the U.S. and Europe for both the microplate and automated versions of the galectin-3 test. In 2012, we had two dedicated teams of contract cardiovascular clinical liaisons, or CVCLs, that focused on the education of key opinion leaders and promoted the science and utility of our tests with physicians, laboratories, payers and other stakeholders, in the United States and Europe. In the fourth quarter of 2012, we eliminated the U.S. CVCLs and began to develop our own dedicated U.S. sales team, while keeping the contracted European CVCL structure.

Selling and marketing expenses decreased primarily due to the redeployment in the U.S. from a contract CVCLs structure to a dedicated internal BGM Galectin-3 test sales team, and the refocusing of our marketing activities from market education to commercialization efforts. In the second quarter of 2013, the internal BGM Galectin-3 sales team grew by two members bringing the total to six members.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, directors’ and officers’ insurance premiums, and professional services, including legal, audit and other financial reporting and compliance costs.

General and administrative expenses decreased primarily due to a decrease in compensation related charges and travel, partially offset by an increase in facilities related cost allocations.

Other Income and Expense

The following table summarizes other income (expense) for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Other income (expense)

Interest Income/Other Income	7	18	(11)	(61%)
Interest Expense	(295)	(324)	29	(9%)

Total other income (expense)	$(288)	$(306)	$18	(6%)

Other income (expense) consists primarily of interest expense related to our $10.0 million term loan.

Results of Operations

Comparison of the six months ended June 30, 2013 and 2012

Revenues

The following table summarizes our total revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Total Revenues
Product	$1,792	$982	$810	82%

Service	102	120	(18)	(15%)

Total Revenues	$1,894	$1,102	$792	72%

The increase in product revenues in 2013 results primarily from increased volume from our largest specialty cardiovascular laboratory provider and from increased purchases relating to third party clinical research studies. The growth in product revenues in 2013 primarily reflects domestic sales of the BGM-Galectin-3 test. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Product Costs

The following table provides information with respect to our product costs and product margins for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Product Costs
Product	$633	$343	$290	85%
Product Margin	65%	65%		—

The increase in product costs is primarily the result of BGM Galectin-3 test revenue growth.

Service Costs

The following table provides information with respect to our service costs for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Service Costs
Service	$102	$120	$(18)	(15%)

Service costs are primarily attributable to the activities from the HRP initiative, which is winding down due to the completion of the collaboration. Service margins are zero since revenues are recognized only as costs are incurred and reported to the Company by its collaborator partners.

Operating Expenses

The following table summarizes our operating expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Operating Expenses
Research and Development Expenses	$2,493	$5,113	$(2,620)	(51%)
Selling and Marketing Expenses	3,926	4,864	(938)	(19%)
General and Administrative Expenses	4,090	4,249	(159)	(4%)

Total Operating Expenses	$10,509	$14,226	$(3,717)	(26%)

Research and Development Expenses

Research and development expenses decreased primarily from the elimination of biomarker discovery research activities in the fourth quarter of 2012. The reduction of $2.6 million resulted from decreased biomarker discovery research labor costs of $1.6 million, and completion of an automated version of our galectin-3 test in collaboration with a partner and completion of various CardioSCORE clinical projects of $1.1 million, partially offset by an increase in patent related legal costs of $0.1 million.

Selling and Marketing Expenses

Selling and marketing expenses decreased primarily due to the redeployment in the U.S. from a contract CVCLs structure to a dedicated internal BGM Galectin-3 test sales team, and our refocusing of marketing activities from market education to commercialization efforts. In 2013, the internal BGM Galectin-3 sales team grew by four members bringing the team’s total to six members.

General and Administrative Expenses

General and administrative expenses decreased primarily due a decrease in compensation related charges and travel, partially offset by an increase in professional services and facilities related cost allocations.

Other Income and Expense

The following table summarizes other income (expense) for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Other income (expense)
Non-cash consideration associated with stock purchase agreement	$(329)	$—	$(329)	100%
Interest Income/Other Income	14	8	6	75%
Interest Expense	(584)	(477)	(107)	22%

Total other income (expense)	$(899)	$(469)	$(430)	92%

Other income (expense) increased by $0.4 million primarily resulting from a non-cash commitment fee required by our stock purchase agreement with Aspire Capital Fund, LLC, and a full six months of interest expense in 2013 on our $10.0 million term loan as we entered into the term loan facility during the first six months of 2012.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have included our cash balances, sales of our equity securities, product revenue from sales of the BGM Galectin-3 test, and service revenue from the HRP initiative. As of June 30, 2013, we had $16.2 million of cash, $0.3 million of restricted cash under the HRP initiative and working capital of $8.5 million.

Follow-on Underwritten Public Offering

On January 30, 2013, we closed a follow-on underwritten public offering of 6,900,000 shares of our common stock, which included the sale of 900,000 shares pursuant to the underwriters’ over-allotment option. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

Common Stock Purchase Agreement with Aspire Capital

On January 24, 2013, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term. At June 30, 2013 approximately $4.8 million would be available to us under the Purchase Agreement, subject to the conditions and limitations therein. Under the Purchase Agreement, we initially issued 132,743 shares of our common stock as a commitment fee. Our sales to Aspire will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement.

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

We agreed not to sell shares to Aspire under the Purchase Agreement for a six month period following the date we entered into the Purchase Agreement, which period ended on July 24, 2013. We also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that we register shares issued to them and to be sold to them.

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate, in effect at June 30, 2013 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Principal and interest payments continue through maturity at September 2015. At June 30, 2013, we had $9.3 million outstanding under the term loan and had an unamortized debt discount of $255,000.

May 2013 Loan Amendment

In May 2013, the loan and security agreement was amended to allow for a three month deferral of principal payments beginning May 1, 2013 and to allow for up to an additional three months of deferral based on us meeting certain minimum liquidity requirements, as defined in the amendment. We did not meet the additional liquidity requirements, as defined in the amendment, and, accordingly, principal payments resumed on August 1, 2013. We made principal payments in March and April of 2013 prior to the signing of the amendment. The amendment also increased certain loan fees by $50,000, and amended the terms of the warrants, as discussed below.

Warrants

In connection with the loan facility, we initially issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the warrant price of the warrants was adjusted to $1.70 per share. At the loan modification date, the Company valued both the new and the original warrants using the Black-Scholes option pricing model and recorded the incremental value of the new warrants as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method. The warrants under the term loan have been classified as equity instruments and are included within additional paid-in capital.

Net Cash Flows

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012 is summarized as follows:

	Six Months Ended June 30,
Summary Cash Flow Information	2013	2012	Change
Net cash (used in ) provided by:
Operating activities	$(8,808)	$(10,988)	$2,180
Investing activities	80	(82)	162
Financing activities	12,145	10,011	2,134

Net increase (decrease) in cash and cash equivalents	3,417	(1,059)	4,476

Cash and cash equivalents at end of period	$16,203	$22,815	$(6,612)

Six Months Ended June 30, 2013 and 2012

Net cash used in operating activities increased primarily due to a decrease in our net loss for the six month period ended June 30, 2013 compared to the same period in 2012, partially offset by a decrease in non-cash charges and changes in working capital.

Net cash provided by investing activities increased due to the sale of biomarker research lab equipment.

Net cash provided by financing activities increased due to net proceeds of $12.8 million received from our follow-on public offering in January 2013, which was partially offset by the commencement of principal amortization under our term loan of $0.7 million. In 2012, we received net proceeds of $9.7 million upon entering into our term loan.

Funding Requirements

We expect to devote substantial resources to continue our focus on the development and commercialization of our novel cardiovascular diagnostics tests: the BGM Galectin-3® test and the CardioSCORETM test.

During the six months ended June 30, 2013, we incurred a net loss totaling $10.2 million and used cash in operating activities totaling $8.8 million. We expect to continue to incur losses and use cash in operating activities during 2013 and beyond.

Based on our current operating plan, we believe that our existing cash and cash equivalents, the availability under our Common Stock Purchase Agreement with Aspire Capital (approximately $4.8 million available at June 30, 2013, subject to the conditions and limitations therein), along with our forecasted revenue growth will be sufficient to fund our operations for at least the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support our operations, the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section contained in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2012, as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q . We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

•	our need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	the trading price of our common stock; and

•	our ability to comply with the continued listing requirements of the NASDAQ Global Market.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012, except for our commitments under our new facility lease as follows:

On June 10, 2013, we entered into a lease agreement with a landlord in Waltham, Massachusetts. We intend to move our corporate headquarters to the new facility on August 19, 2013. We will lease space in the new facility for an initial term of five years and four months, with an option to renew for one additional five-year term at the then prevailing market rental rate. The Fixed Rent, as defined, totals approximately $1.9 million over the initial term. We will begin monthly rent payments at the new facility 4 months after the Commencement Date, as defined.

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

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	the potential to obtain a higher payment rate from CMS for our galectin-3 test;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•

our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our ability to obtain additional financing on terms acceptable to us;

•	the expected timing of the move of our corporate headquarters to a new facility;

•	the potential outcome and merits of the litigation involving our former research collaborator;

•	the success of our efforts to improve our internal controls over financial reporting;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012, except as noted below:

Currency Exchange Rates

We have limited foreign currency exchange rate risk. Under our agreements with our contract cardiovascular clinical liaisons, or CVCLs, in Europe, our contractual payments are denoted in pound sterling. If the United States dollar weakens relative to the pound sterling these services would be more expensive to us when we convert our payable from the pound sterling to the U.S dollar prior to making payment. The effect of an immediate 10% change in current foreign currency exchange rates would not have a material impact on our financial condition, results of operations or cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Controls. No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2013.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	First Amendment to Loan and Security Agreement, dated as of May 8, 2013, by and among the Company, General Electric Capital Corporation for itself as Lender and as Agent for Lenders, and the other Lenders		Form 8-K (Exhibit 10.1)	5/9/13	001-33827

10.2	Amendment No. 1 to Warrant, effective as of May 8, 2013, by and between the Company and GE Capital Equity Investments, Inc.		Form 8-K (Exhibit 10.2)	5/9/13	001-33827

10.3	Amendment No. 1 to Warrant, effective as of May 8, 2013, by and between the Company and Comerica Bank		Form 8-K (Exhibit 10.3)	5/9/13	001-33827

10.4*	Employment Agreement dated as of May 8, 2013 by and between the Company and Paul Sohmer, M.D.	X

10.5*	Non-Qualified Stock Option Agreement dated as of May 10, 2013 by and between the Company and Paul Sohmer, M.D.	X

10.6	Lease dated as of June 10, 2013 by and between the Company and Waltham Winter Street 880 LP	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

(*)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: August 9, 2013	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: August 9, 2013	By:	/s/ Charles H. Abdalian, Jr.
Charles H. Abdalian, Jr.
Executive Vice President, Chief Financial Officer and Treasurer