Form 10-Q
period 2013-09-30
BG Medicine, Inc.
filed 2013-11-06
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33827

BG MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3506204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 Winter Street, Suite 210 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 890-1199

(Registrant’s telephone number, including area code)

610 Lincoln Street North, Waltham, Massachusetts 02451

(Former address, if changed since last report)

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

As of October 31, 2013, the registrant had 27,918,883 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$11,349	$12,786
Restricted cash	265	390
Accounts receivable	451	395
Inventory	411	447
Prepaid expenses and other current assets	504	558

Total current assets	12,980	14,576

Property and equipment, net	194	197
Intangible assets, net	207	372
Deposits and other assets	180	96

Total assets	$13,561	$15,241

Liabilities and Stockholders’ Equity
Current liabilities
Term loan, current portion	4,327	3,245
Accounts payable	1,223	1,110
Accrued expenses	3,000	3,549
Other current liabilities	342	411

Total current liabilities	8,892	8,315
Term loan, net of current portion	4,059	6,612
Other liabilities	—	5

Total liabilities	12,951	14,932

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock; $.001 par value; 100,000,000 shares authorized at September 30, 2013 and December 31, 2012; 27,918,883 and 20,515,398 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	28	21
Additional paid-in capital	151,585	137,377
Accumulated deficit	(151,003)	(137,089)

Total stockholders’ equity	610	309

Total liabilities and stockholders’ equity	$13,561	$15,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Revenues:
Product revenue	$1,007	$610	$2,799	$1,592
Service revenue	23	31	125	151

Total revenues	1,030	641	2,924	1,743

Costs and operating expenses:
Product costs	321	209	954	552
Service costs	23	31	125	151
Research and development	1,048	2,549	3,541	7,662
Selling and marketing	1,353	2,524	5,279	7,388
General and administrative	1,648	1,864	5,738	6,113

Total costs and operating expenses	4,393	7,177	15,637	21,866

Loss from operations	(3,363)	(6,536)	(12,713)	(20,123)
Non-cash consideration associated with stock purchase agreement	—	—	(329)	—
Interest income	3	9	13	17
Interest expense	(309)	(302)	(893)	(779)
Other income	4	15	8	15

Net loss	$(3,665)	$(6,814)	$(13,914)	$(20,870)

Net loss per share - basic and diluted	$(0.13)	$(0.34)	$(0.52)	$(1.04)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	27,918,883	20,320,190	26,971,981	20,118,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(13,914)	$(20,870)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	236	210
Stock-based compensation	914	1,881
Non-cash interest expense	144	139
Non-cash consideration associated with stock purchase agreement	329	—
Gain on sale of property and equipment	(53)	—
Changes in operating assets and liabilities
Restricted cash	125	92
Accounts receivable	(56)	(32)
Inventory	36	(240)
Prepaid expenses and other assets	(74)	(96)
Accounts payable, accrued expenses and other current liabilities	(507)	2,395

Net cash flows used in operating activities	(12,820)	(16,521)

Cash flows from investing activities
Purchases of property and equipment	(115)	(85)
Proceeds from the sale of property and equipment	100	—

Net cash flows used in investing activities	(15)	(85)

Cash flows from financing activities
Proceeds from public offering, net of costs	12,771	—
Proceeds from issuance of term loan	—	10,000
Payments on term loan	(1,413)	—
Costs related to term loan issuance	—	(256)
Proceeds from ESPP purchases	13	30
Proceeds from the exercise of stock options	27	537

Net cash flows provided by financing activities	11,398	10,311

Net decrease in cash and cash equivalents	(1,437)	(6,295)

Cash and cash equivalents, beginning of period	12,786	23,874

Cash and cash equivalents, end of period	$11,349	$17,579

Supplemental disclosure of cash flow information

Cash paid for interest	$673	$532

Supplemental disclosure of non-cash activities

Issuance of common stock warrants accounted for as debt discount	163	240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a commercial stage company that is focused on the development and delivery of diagnostic solutions to aid in the clinical management of heart failure and related disorders. The Company currently has two diagnostic tests, the first of which is the BGM Galectin-3® Test, a novel assay for measuring galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of patients diagnosed with heart failure. The second diagnostic test is the CardioSCORE™ test, which is designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. Currently, the Company’s focus is on the adoption and commercialization of the galectin-3 test.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2013 and results of operations and cash flows for the interim periods ended September 30, 2013 and 2012. The results of the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is in the early stages of commercializing its BGM Galectin-3 Test. Interest in the BGM Galectin-3 Test is increasing as a result of the Company’s market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, the Company will need to generate significant product revenues.

During the nine months ended September 30, 2013, the Company incurred a net loss of $13.9 million and used $12.8 million of cash in operations, and expects to continue to incur losses and use cash during the remainder of 2013 and beyond. At September 30, 2013, the Company had cash and cash equivalents totaling $11.3 million, excluding restricted cash; and an outstanding balance of $8.6 million under a secured term loan facility.

The level of reimbursement for the Company’s BGM Galectin-3 Test is one of many key influences on expanding commercial interest in adoption of the test. In the United States, the payment rate at which the Company’s BGM Galectin-3 Test is currently reimbursed by the Centers for Medicare and Medicaid Services (“CMS”) is $17.80 per test. The Company made a request for reconsideration of the CMS determination made for 2013 and in September received a preliminary decision to set the 2014 payment rate at the amount of a crosswalked test whose 2013 national limitation amount is $30.24, subject to a final determination by CMS by year-end 2013. The 2014 payment rate is subject to overall adjustments to the Clinical Laboratory Fee Schedule for 2014 and will be effective January 1, 2014.

The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations into the fourth quarter of 2014. The Company is forecasting increases in revenues from the higher reimbursement levels described above and engaging additional laboratory providers, as well as further reduction in operating expenses. If forecasted revenue increases are not realized in the near term, the Company would take measures to realign its costs with its revenues to preserve its cash resources. Such efforts to preserve its business may limit future revenue growth and the ability to develop new diagnostic tests.

In addition to its cash and cash equivalents, the Company also has a Common Stock Purchase Agreement pursuant to which it may require Aspire Capital Fund, LLC to purchase up to $12 million of the Company’s common stock (Note 6), subject to the conditions and limitations contained therein. At September 30, 2013, the Company’s closing stock price was below the floor price of $1.00 per share required by the agreement; as a result, there was no availability under this facility at September 30, 2013. However, if in the future, the Company’s closing stock price equals or exceeds the floor price in the agreement, the Company would have access to this facility. The Company has not yet sold any shares under the agreement, which expires in May 2015.

As further described in Note 4, the Company’s term loan is secured by substantially all of the Company’s assets. The loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash and cash equivalents. The events of default include, among others, acceleration under a material adverse effect clause.

Until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations and service its existing debt. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous.

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

Payments received on uncompleted long-term contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenues and classified as other current liabilities in the accompanying consolidated balance sheets.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012

Raw materials	$22	$81
Finished goods	389	366

Total inventories	$411	$447

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

The following table summarizes the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net loss	$(3,665)	$(6,814)	$(13,914)	$(20,870)
Weighted average number of shares - basic and diluted	27,918,883	20,320,190	26,971,981	20,118,768
Net loss per share - basic and diluted	$(0.13)	$(0.34)	$(0.52)	$(1.04)

For the three and nine months ended September 30, 2013 and 2012, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	2013	2012
Options to purchase common stock	2,608,282	2,784,777
Warrants to purchase common stock	864,555	1,086,343

3.	Fair Value of Financial Instruments

At September 30, 2013, the Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair values, due to the short maturity of these instruments. The carrying amount of the current debt at September 30, 2013 is considered a reasonable estimate of fair value due to its short maturity. The carrying amount of the long term debt is considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

4.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at September 30, 2013 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash and cash equivalents. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement).

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2013, the Company had $8.6 million outstanding under the term loan and had an unamortized debt discount of $0.2 million.

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

No other amounts related to contingencies are accrued at September 30, 2013.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement. At September 30, 2013, the Company’s closing stock price was below the floor price of $1.00 per share required by the Purchase Agreement; as a result, there was no availability under this facility at September 30, 2013. The Company has not yet sold any shares under the Purchase Agreement.

Over the term of the Purchase Agreement, assuming the Company’s common stock is trading above the $1.00 minimum floor price that is required to use the facility, the Company has two ways to elect to sell common stock to Aspire on any business day the Company selects: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

The Company also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that the Company maintains the effectiveness of the Company’s registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

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

In the United States, for the 2013 calendar year, the payment rate at which the microplate version of the BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, is $17.80 per test. This payment rate was assigned by CMS under an analyte-specific Current Procedural Terminology, or CPT, code, which took effect on January 1, 2013 for the 2013 fee schedule. Upon reconsideration of the payment rate by CMS for the 2014 fee schedule, CMS has made a preliminary decision to set the payment rate at the amount of a crosswalked test whose 2013 national limitation amount is $30.24, subject to a final determination by CMS by year-end 2013. The new payment rate expected to take effect on January 1, 2014 for the 2014 fee schedule is subject to overall adjustments to the Clinical Laboratory Fee Schedule for 2014, including Consumer Price Index, or CPI, and productivity adjustments, and a 1.75% reduction mandated under the Affordable Care Act. In addition, the payment is expected to be subject to a 2% sequestration applicable to Medicare services. The new payment rate, if finalized, will replace the payment rate of $17.80 that was effective in 2013.

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

Also as part of our revised strategy, we converted our field sales force from an awareness- and education-focused organization into one with a sales mission and growth strategy. Our new field sales force will focus on promoting galectin-3 testing at a core group of hospitals with higher-than-average readmission rates, which are at risk of incurring significant financial penalties due to the new CMS rules. In addition, as part of our revised strategy, we contemplated opening our own clinical laboratory certified under the Clinical Laboratory Improvement Amendments, or CLIA, in order to increase sales of the microplate version of the BGM Galectin-3 Test and other cardiovascular diagnostic tests we may offer in the future. We have since re-evaluated that decision and decided to focus our investments on efforts to increase the adoption of our galectin-3 tests in the United States and Europe rather than opening a CLIA lab.

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

Under the agreements, our partners are responsible for developing and commercializing the tests and we are responsible for furthering clinical awareness and developing the market for galectin-3 testing. In addition, these agreements contain provisions that, under certain circumstances, entitle our partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective partners. In some cases, our partners’ rights to reduce the royalty amounts are triggered by the CMS payment rate being below certain agreed-upon thresholds and in other cases, our partners’ rights to reduce the royalty amounts payable to us are triggered by the average selling prices for the tests in certain regions being below certain agreed-upon price thresholds. The preliminary CMS payment rate for the 2014 calendar year is currently below the agreed-upon CMS payment rate thresholds in these agreements. Accordingly, the current royalty amounts payable to us under these agreements are subject to reduction by our partners, in amounts to be negotiated by us and our respective partners. There can be no assurance that in any renegotiation of these royalty provisions we will be successful in negotiating new rates that will be favorable to us.

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

2013 Market Development Achievements

We achieved several noteworthy market development milestones in the United States during 2013. The Capital Health Accountable Care Organization LLC and Trenton Health Team, both community health improvement collaboratives, adopted galectin-3 testing for identification of chronic heart failure patients who are at near-term risk for unplanned hospital admissions and readmissions. In addition, the BGM Galectin-3 Test was recognized for its ability to predict adverse outcomes, including re-hospitalization, in the American College of Cardiology Foundation and American Heart Association (ACCF/AHA) Guideline for the Management of Heart Failure (2013 Edition) and as disclosed above, CMS has made a preliminary decision to set the Medicare payment rate for the BGM Galectin-3® Test at the amount of a cross walked test whose 2013 national limitation amount is $30.24, subject to a final determination by year-end 2013. The new payment rate, if finalized, will replace the BGM Galectin-3® Test’s national limitation amount of $17.80 that was effective in 2013.

2013 Outlook

Our priorities for the remainder of 2013, will be to continue to: 1) drive the adoption of galectin-3 testing of chronic heart failure patients with health care provider groups and laboratories for which galectin-3 could create the most value, such as accountable care organizations, hospitals, IDN’s, and regional reference laboratories; and 2) assist Abbott Diagnostics with its currently on-track resubmission for 510(k) clearance of its ARCHITECT® Galectin-3 assay by year-end. Longer term, we expect to grow revenues from the future introduction of new patient selection tools that may incorporate new clinical indications for the BGM Galectin-3 Test, as well as, other biomarkers or combinations of biomarkers that we identify from our analyses of appropriate clinical cohorts, including the BG Medicine sponsored BioImage Study.

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

Europe – In May 2012, we obtained a CE Mark in Europe for the BGM Galectin-3 Test for this additional indication.

United States – In May 2012, we submitted a 510(k) to the FDA for this additional indication of the BGM Galectin-3 Test. In July 2012, we received a letter from the FDA regarding our 510(k) that requested additional information, including information regarding our clinical validation study, the Framingham Heart Study, and additional analytical study data. We submitted our response to the FDA in November 2012, but based on our dialogue with the FDA, the nature of the additional information requested and the time required to address the FDA’s questions regarding various matters including the age of the blood samples used to support our 510(k), we allowed the 510(k) to expire on the January 23, 2013 deadline for submitting our response to the FDA. We are currently focusing our resources on the adoption and commercial success of our galectin-3 test in the United States and Europe. In so doing, we have redirected further effort and investment from obtaining 510(k) approval of this additional indication in the United States to galectin-3 test adoption and revenue growth.

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

United States – In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. The FDA requested additional information, but due to the time involved in responding to the FDA’s request for additional information, we withdrew the 510(k) on August 8, 2012. Since that time, we have been working on an independent medical review of the CardioSCORE clinical study results in accordance with the FDA’s feedback. In addition, we plan to modify the proposed intended use of CardioSCORE to an aid in assessment of near-term risk of cardiovascular mortality. Our medical review also includes the assessment of sample stability and the evaluation of other technical issues raised by the FDA, as well as an independent adjudication of clinical trial end-points. We expect completion of the medical review by the end of 2013. Results from the review will then guide our regulatory, commercial and investment strategy for CardioSCORE.

2013 Other Events

NASDAQ Notice for Failure to Satisfy a Continued Listing Rule or Standard

1) Market Value of Listed Securities Deficiency

On May 14, 2013, we were notified that for the preceding 30 consecutive business days, our Market Value of Listed Securities, or MVLS, had closed below the minimum requirement for continued listing on The NASDAQ Global Market. The notice had no immediate effect on the listing of our common stock and our common stock continues to trade on The NASDAQ Global Market under the symbol “BGMD” at this time.

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

Another option available to us is to apply to transfer the listing of our common stock to The NASDAQ Capital Market. To qualify, we would need to satisfy the listing requirements for that market, which are lower than the requirements for The NASDAQ Global Market on which the common stock currently trades.

2) Minimum Bid Price Deficiency

On September 23, 2013, we were notified that for the preceding 30 consecutive business days, our common stock had closed below the minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on The NASDAQ Global Market. The notice had no immediate effect on the listing or trading of our common stock and our common stock continues to trade on The NASDAQ Global Market at this time.

In accordance with the applicable NASDAQ Listing Rule, we have a grace period of 180 calendar days, or until March 24, 2014, to regain compliance with this rule. Compliance can be achieved automatically and without further action if the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period.

If we do not achieve compliance with the Minimum Bid Price Requirement by March 24, 2014, NASDAQ will notify us that our common stock will be subject to delisting. If we receive a notice of delisting, we would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing.

Alternatively, if at that time we are in compliance with the continued MVLS listing requirements and all other initial listing standards for The NASDAQ Capital Market other than the Minimum Bid Price Requirement, we could apply to transfer the listing of our common stock to The NASDAQ Capital Market and thereby receive an additional grace period to gain compliance with the Minimum Bid Price Requirement.

We are currently considering available options to resolve our listing deficiencies and to regain compliance. There can be no assurance that we will be able to regain compliance with The NASDAQ Global Market listing requirements.

New Facility Lease

On June 10, 2013, we entered into a lease agreement for our corporate headquarters. We moved our corporate headquarters to the new facility on August 19, 2013. We will lease space in the new facility for an initial term of five years and four months, with an option to renew for one additional five-year term at the then prevailing market rental rate.

Revenue Recognition

We have determined that risk of loss on product shipments does not transfer to our customers until product is received by our customers. Accordingly, effective in the second quarter of 2013, we changed our revenue recognition policy, and now recognize revenue when product shipments are received by customers. This change in policy was not material to our financial position or results of operations for the three or nine month periods ended September 30, 2013.

Results of Operations

Comparison of the Three Months ended September 30, 2013 and 2012

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Total Revenues
Product	$1,007	$610	$397	65%
Service	23	31	(8)	(26%)

Total Revenues	$1,030	$641	$389	61%

The increase in product revenues in the three months ended September 30, 2013 results primarily from increased volume from third party clinical studies and from our largest specialty cardiovascular laboratory provider. The growth in product revenues primarily reflects domestic sales of the BGM Galectin-3 Test. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

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

Product Costs

Our product costs include contract-manufacturing for the BGM Galectin-3 Test, freight, and revenue-based royalty expenses for certain galectin-3 in-licensed intellectual property. In 2013, we became subject to excise taxes due to the galectin-3 test being classified as a taxable medical device. The excise tax is included in product costs. Product costs exclude depreciation and amortization, which are included in operating expenses.

The following table provides information with respect to our product costs and product margins for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Product Costs
Product	$321	$209	$112	54%
Product Margin	68%	66%		2%

The increase in product costs is primarily the result of BGM Galectin-3 Test revenue growth. The product margin percentage increased primarily due to increased average selling price of our products due to an improved mix of clinical research and laboratory customers, partially offset by the medical device excise tax, which took effect at the beginning of 2013.

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

The following table provides information with respect to our service costs for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Service Costs
Service	$23	$31	$(8)	(26%)

Service costs are primarily attributable to the activities from the HRP initiative, which is winding down due to the completion of the collaboration. Service margins are zero because revenues are recognized only as costs are incurred and reported to us by our collaborator partners.

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Operating Expenses
Research and Development Expenses	$1,048	$2,549	$(1,501)	(59%)
Selling and Marketing Expenses	1,353	2,524	(1,171)	(46%)
General and Administrative Expenses	1,648	1,864	(216)	(12%)

Total Operating Expenses	$4,049	$6,937	$(2,888)	(42%)

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

Research and development expenses decreased by $1.5 million resulting primarily from decreased biomarker discovery research costs of $0.8 million, and decreased project costs resulting from the completion of various CardioSCORE clinical projects of $0.7 million.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of costs related to commercialization activities in the U.S. and Europe for both the microplate and automated versions of the galectin-3 test. In 2012, we had two dedicated teams of contract cardiovascular clinical liaisons, or CVCLs, that focused on the education of key opinion leaders and promoted the science and utility of our tests with physicians, laboratories, payers and other stakeholders, in the United States and Europe. In the fourth quarter of 2012, we eliminated our CVCLs in the U.S. and began to develop our own dedicated U.S. sales team, while keeping the contracted European CVCL structure.

Selling and marketing expenses decreased primarily due to the redeployment in the U.S. from a contract CVCL structure to a dedicated internal BGM Galectin-3 Test sales team, and the refocus of our marketing activities from market education to commercialization efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, directors’ and officers’ insurance premiums, and professional services, including legal, audit and other financial reporting and compliance costs.

General and administrative expenses decreased primarily due to a decrease in compensation related charges, partially offset by an increase in allocated facilities related expenses and professional services.

Other Income and Expense

The following table summarizes other (expense) income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Other (expense) income
Interest Income/Other Income	7	24	(17)	(71%)
Interest Expense	(309)	(302)	(7)	2%

Total other (expense) income	$(302)	$(278)	$(24)	9%

Other (expense) income consists primarily of interest expense related to our term loan.

Comparison of the Nine Months ended September 30, 2013 and 2012

Revenues

The following table summarizes our total revenues for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Total Revenues
Product	$2,799	$1,592	$1,207	76%
Service	125	151	(26)	(17%)

Total Revenues	$2,924	$1,743	$1,181	68%

The increase in product revenues in 2013 results primarily from increased volume from our largest specialty cardiovascular laboratory provider and from third party clinical research studies. The growth in product revenues in 2013 primarily reflects domestic sales of the BGM-Galectin-3 test. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Product Costs

The following table provides information with respect to our product costs and product margins for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Product Costs
Product	$954	$552	$402	73%
Product Margin	66%	65%		1%

The increase in product costs is primarily the result of BGM Galectin-3 Test revenue growth. The product margin percentage increased primarily due to increased average selling price of our products, partially offset by the medical device excise tax, which was effective at the beginning of 2013.

Service Costs

The following table provides information with respect to our service costs for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Service Costs
Service	$125	$151	$(26)	(17%)

Service costs are primarily attributable to the activities from the HRP initiative, which is winding down due to the completion of the collaboration. Service margins are zero because revenues are recognized only as costs are incurred and reported to us by our collaborator partners.

Operating Expenses

The following table summarizes our operating expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Operating Expenses
Research and Development Expenses	$3,541	$7,662	$(4,121)	(54%)
Selling and Marketing Expenses	5,279	7,388	(2,109)	(29%)
General and Administrative Expenses	5,738	6,113	(375)	(6%)

Total Operating Expenses	$14,558	$21,163	$(6,605)	(31%)

Research and Development Expenses

Research and development expenses decreased primarily from the elimination of biomarker discovery research activities in the fourth quarter of 2012. The reduction of $4.1 million resulted from decreased biomarker discovery research costs of $2.5 million and completion of an automated version of our galectin-3 test in collaboration with a partner and completion of various CardioSCORE clinical projects of $1.6 million.

Selling and Marketing Expenses

Selling and marketing expenses decreased primarily due to the redeployment in the U.S. from a contract CVCL structure to a dedicated internal BGM Galectin-3 Test sales team, and our refocusing of marketing activities from market education to commercialization efforts. In 2013, the internal BGM Galectin-3 sales team grew by three members bringing the team’s total to five members.

General and Administrative Expenses

General and administrative expenses decreased primarily due to a decrease in compensation related charges and travel, partially offset by an increase in professional services and allocated facilities related expenses.

Other Income and Expense

The following table summarizes other (expense) income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Variance Increase (Decrease)	% Increase (Decrease)
	(in thousands)
Other (expense) income
Non-cash consideration associated with stock purchase agreement	$(329)	$—	$(329)	—
Interest Income/Other Income	21	32	(11)	(34%)
Interest Expense	(893)	(779)	(114)	15%

Total other (expense) income	$(1,201)	$(747)	$(454)	61%

Other (expense) income increased by $0.5 million primarily resulting from a non-cash commitment fee required by our stock purchase agreement with Aspire Capital Fund, LLC, and a full nine months of interest expense in 2013 on our term loan as we entered into the term loan facility during the first nine months of 2012.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have included our cash balances, sales of our equity securities, term loan, product revenue from sales of the BGM Galectin-3 Test, and service revenue from the HRP initiative. As of September 30, 2013, we had $11.3 million of cash, $0.3 million of restricted cash under the HRP initiative and working capital of $4.1 million.

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

Common Stock Purchase Agreement with Aspire Capital

On January 24, 2013, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, we initially issued 132,743 shares of our common stock as a commitment fee. Our sales to Aspire will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement. At September 30, 2013 our closing stock price was below the floor price of $1.00 per share required by the Purchase Agreement; as a result there was no availability under this facility at September 30, 2013. We have not yet sold any shares under the Purchase Agreement.

Over the term of the Purchase Agreement, assuming the Company’s common stock is trading above the $1.00 minimum floor price that is required to use the facility, we have two ways to elect to sell common stock to Aspire on any business day we select: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

We also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that we maintain the effectiveness of our registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate, in effect at September 30, 2013 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015. At September 30, 2013, we had $8.6 million outstanding under the term loan and had an unamortized debt discount of $0.2 million.

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

Warrants

In connection with the loan facility, we initially issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the warrant price of the warrants was adjusted to $1.70 per share. At the loan modification date, we valued both the new and the original warrants using the Black-Scholes option pricing model and recorded the incremental value of the new warrants as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method. The warrants under the term loan have been classified as equity instruments and are included within additional paid-in capital.

Net Cash Flows

Cash (used in) provided by operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 is summarized as follows:

	Nine Months Ended September 30,
Summary Cash Flow Information	2013	2012	Change
Net cash (used in) provided by:
Operating activities	$(12,820)	$(16,521)	$3,701
Investing activities	(15)	(85)	70
Financing activities	11,398	10,311	1,087

Net (decrease) increase in cash and cash equivalents	(1,437)	(6,295)	4,858

Cash and cash equivalents at end of period	$11,349	$17,579	$(6,230)

Nine Months Ended September 30, 2013 and 2012

Net cash used in operating activities decreased primarily due to a decrease in our net loss for the nine month period ended September 30, 2013 compared to the same period in 2012, partially offset by a decrease in non-cash charges and changes in working capital related primarily to a large increase in accounts payable, accrued expenses and other current liabilities in the nine month period ended September 30, 2012.

Net cash used in investing activities decreased due to the proceeds received from the sale of laboratory equipment.

Net cash provided by financing activities increased due to net proceeds of $12.8 million received from our follow-on public offering in January 2013, which was partially offset by the commencement of principal amortization under our term loan of $1.4 million and a decrease in proceeds from the exercise of stock options of $0.5 million. In 2012, we received net proceeds of $9.7 million upon entering into our term loan.

Funding Requirements

We expect to devote substantial resources to continue our focus on the development and commercialization of our novel cardiovascular diagnostics tests: the BGM Galectin-3® Test and the CardioSCORE test.

We are in the early stages of commercializing our BGM Galectin-3 Test. Interest in our BGM Galectin-3 Test is increasing as a result of our market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, we will need to generate significant product revenues.

During the nine months ended September 30, 2013, we incurred a net loss of $13.9 million and used $12.8 million of cash in operations, and expect to continue to incur losses and use cash during the remainder of 2013 and beyond. At September 30, 2013, we had cash and cash equivalents totaling $11.3 million, excluding restricted cash; and an outstanding balance of $8.6 million under our secured term loan facility.

The level of reimbursement for our BGM Galectin-3 Test is one of many key influences on expanding commercial interest in adoption of the test. In the United States, the payment rate at which our BGM Galectin-3 Test is currently reimbursed by the Centers for Medicare and Medicaid Services (“CMS”) is $17.80 per test. We made a request for reconsideration of the CMS determination made for 2013 and in September received a preliminary decision to set the 2014 payment rate at the amount of a crosswalked test whose 2013 national limitation amount is $30.24, subject to a final determination by CMS by year-end 2013. The 2014 payment rate is subject to overall adjustments to the Clinical Laboratory Fee Schedule for 2014 and will be effective January 1, 2014.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2014. We are forecasting increases in revenues from the higher reimbursement levels described above and engaging additional laboratory providers, as well as further reduction in our operating expenses. If forecasted revenue increases are not realized in the near term, we would take measures to realign our costs with our revenues to preserve our cash resources. Such efforts to preserve our business may limit future revenue growth and our ability to develop new diagnostic tests.

In addition to our cash and cash equivalents, we also have a Common Stock Purchase Agreement, pursuant to which we may require Aspire Capital Fund, LLC to purchase up to $12 million of our common stock, subject to the conditions and limitations contained therein. At September 30, 2013, our closing stock price was below the floor price of $1.00 per share required by the agreement; as a result, there was no availability under this facility. However, if in the future, our closing stock price equals or exceeds the floor price in the agreement, we would have access to this facility. We have not yet sold any shares under the agreement, which expires in May 2015.

Our term loan is secured by substantially all of our assets. Our loan and security agreement contains customary events of default that entitle the lenders to cause any or all of our indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash and cash equivalents. The events of default include, among others, acceleration under a material adverse effect clause.

Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations and service our existing debt. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us.

The above circumstances along with our history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	the revenue generated by sales of our cardiovascular diagnostic tests;

•	the rate of progress and cost of our commercialization activities;

•	the outcome, costs and timing of seeking regulatory clearance for our product candidates and for additional indications for existing products;

•	the success of our development efforts;

•	the expenses we incur in marketing and selling our products;

•	the emergence and effect of competing or complementary products;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	the trading price of our common stock being above the $1.00 minimum floor price that is required for us to use the Purchase Agreement with Aspire Capital;

•	the trading price of our common stock; and

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Global Market, and our ability to transfer our listing to The NASDAQ Capital Market.

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

On June 10, 2013, we entered into a lease agreement with a landlord in Waltham, Massachusetts. We moved our corporate headquarters to the new facility on August 19, 2013. We will lease space in the new facility for an initial term of five years and four months, with an option to renew for one additional five-year term at the then prevailing market rental rate. The Fixed Rent, as defined, totals approximately $1.9 million over the initial term. We will begin monthly rent payments at the new facility on January 1, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Other than disclosed herein, there have been no material changes to those policies during the nine months ended September 30, 2013.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our estimates of future performance, including the commercialization and sales of the microplate and automated versions of our galectin-3 test, other indications for our galectin-3 test and our CardioSCORE test;

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	our expectations regarding CMS finalizing its preliminary payment rate increase decision for the 2014 fee schedule for our galectin-3 test;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our ability to obtain additional financing on terms acceptable to us;

•	our expectations regarding the use of our Common Stock Purchase Agreement to obtain additional capital through sales of our common stock to Aspire and the trading price of our common stock being above the $1.00 minimum floor price that is required for us to use this facility;

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Global Market and our ability to transfer our listing to The NASDAQ Capital Market;

•	the potential outcome and merits of the litigation involving our former research collaborator;

•	the success of our efforts to improve our internal controls over financial reporting;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes,” “will,” “could” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for year ended December 31, 2012 as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012, except as noted below:

Currency Exchange Rates

We have limited foreign currency exchange rate risk. Under our agreements with our contract cardiovascular clinical liaisons, or CVCLs, in Europe, our contractual payments are denoted in pound sterling. If the United States dollar weakens relative to the pound sterling, these services would be more expensive to us when we convert our payable from the pound sterling to the U.S dollar prior to making payment. The effect of an immediate 10% change in current foreign currency exchange rates would not have a material impact on our financial condition, results of operations or cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Controls. No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows.

We will be required to raise additional funds to finance our operations, continue the development and commercialization of our cardiovascular diagnostic tests and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. During the nine months ended September 30, 2013, we incurred a net loss of $13.9 million and used $12.8 million of cash in operations, and we expect to continue to incur losses and use cash during the remainder of 2013 and beyond. Our cash utilization amount depends on the progress of our development and commercialization efforts for our cardiovascular diagnostic tests, as well as the cost, timing and outcomes of regulatory submissions for our tests and the progress of our partners for the automated versions of these tests, among several other factors. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2014. We expect that we will need significant additional capital in the future to fund our commercialization efforts and to grow our business. If we are unable to obtain adequate financing on acceptable terms when needed, we will be required to implement aggressive cost reduction strategies. These reductions would significantly impact activities related to the development and commercialization of the BGM Galectin-3 Test. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm our business, financial condition and results of operations. Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance and sale of equity securities and debt. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In February 2012, we entered into a term loan facility with General Electric Capital Corporation and Comerica Bank, or the lenders. We have an outstanding balance of $8.6 million at September 30, 2013 under the term loan facility. We are required to repay the principal monthly through maturity in September 2015. As security for our obligations under the term loan facility, we granted the lenders a lien in substantially all of our assets, other than our intellectual property, for which we have provided a negative pledge to the lenders. The term loan facility contains several affirmative and negative covenants that impose significant restrictions on our business and operations. Among others, these covenants limit our ability to incur additional indebtedness; grant liens; merge or consolidate with another entity; dispose of our business or certain assets; change our business; make certain investments or declare dividends; engage in certain transactions with affiliates; encumber our intellectual property; or repurchase stock.

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

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2013.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: November 6, 2013	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: November 6, 2013	By:	/s/ Charles H. Abdalian, Jr.
Charles H. Abdalian, Jr.
Executive Vice President, Chief Financial Officer and Treasurer