Form 10-K
period 2013-12-31
BG Medicine, Inc.
filed 2014-03-27
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33827

BG MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3506204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 Winter Street, Suite 210 Waltham, Massachusetts	02451 (Zip Code)
(Address of principal executive offices)

(781) 890-1199

(Registrant’s telephone number, including area code)

610 Lincoln Street North, Waltham, Massachusetts 02451

(Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	The NASDAQ Capital Market

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	[Do not check if a smaller reporting company]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $24,411,412.

As of February 28, 2014, the registrant had 27,937,062 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART I

Item 1.	BUSINESS

Unless otherwise indicated herein, the terms “we”, “our”, “us”, or “the Company” refer to BG Medicine, Inc. and its subsidiary.

Overview

We are developing and commercializing diagnostic products that may be used to help guide the care and management of patients who suffer from heart failure and related disorders.

Our BGM Galectin-3® Test is our first U.S. Food and Drug Administration, or FDA, cleared and CE Marked diagnostic product. It is currently available as a blood test in the United States and the European Union, or EU. Our BGM Galectin-3 Test was included in the 2013 American College of Cardiology Foundation and the American Heart Association (ACCF/AHA) Guideline for the Management of Heart Failure.

We market and sell our BGM Galectin-3 Test kits to clinical laboratories, hospitals, and health care providers. We hope to accelerate the clinical and commercial adoption of galectin-3 testing by generating, publishing and publicizing data derived from clinical research studies that have incorporated our BGM Galectin-3 Test and by expanding our BGM Galectin-3 Test’s indications for use. We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world.

We are developing a pipeline of diagnostic products by leveraging our intellectual property and the mining of data generated from a patient cohort and specimen repository to which we have exclusive access for the development of diagnostic products. Among the products in development is our BGM CardioSCORE™ Test, a biomarker-based blood test designed as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke.

Our BGM Galectin-3 Test

Our BGM Galectin-3 Test is our first FDA cleared and CE Marked diagnostic product. It is an in vitro diagnostic device that quantitatively measures galectin-3 in serum or plasma by enzyme linked immunosorbent assay (ELISA) on a microtiter plate platform. Heart failure patients with elevated galectin-3 levels as measured using our BGM Galectin-3 Test have been found to be at significantly greater risk of adverse outcomes, including death or hospitalization. Measurement of this protein biomarker is intended to be used in conjunction with clinical evaluation.

Galectins are a family of proteins that play many important roles in inflammation, immunity and cancer. Galectin-3, a member of this family of proteins, is a protein biomarker that has been shown to play an important role in heart failure in both animal and human studies. In animal experiments, administration of galectin-3 to the heart led to the development of cardiac fibrosis, or stiffening, in the heart muscle, a process that is often referred to as cardiac remodeling. In these animal studies, adverse remodeling reduced the heart’s ability to pump normally, causing the animals to develop heart failure. This link between galectin-3 and cardiac remodeling is significant and suggests that galectin-3 may be a useful biomarker for adverse cardiac remodeling, an important determinant of the clinical outcome of patients suffering from heart failure. We have obtained an exclusive worldwide license to certain galectin-3 rights that relate to the association of this protein biomarker with heart failure. We have also filed several of our own patent applications related to galectin-3.

Our BGM Galectin-3 Test is currently available as a blood test in the United States and the EU. The following table summarizes the current indications for use and commercial status of our BGM Galectin-3 Test:

Test / Disease Area	Indications	Regulatory and Commercial Status
BGM Galectin-3 Test	An aid in assessing the prognosis of chronic heart failure	- Marketed in the U.S. and Europe - FDA 510(k) cleared November 2010 - CE Mark obtained October 2009

	An aid in assessing the prognosis of acute heart failure	- Marketed in Europe - CE Mark obtained October 2009

	An aid to identify adults at elevated risk of developing heart failure	- Marketed in Europe - CE Mark obtained May 2012

Automated Testing For Galectin-3

Overview

We believe that automation of our galectin-3 test will broaden its acceptance by laboratory customers and, as a result, accelerate its clinical adoption. To that end, we have entered into licensing and commercialization agreements with four leading diagnostic instrument manufacturers to develop and commercialize automated instrument versions of our galectin-3 test. We have entered into worldwide license, development and commercialization agreements with Abbott Laboratories, or Abbott, bioMérieux SA, or bioMérieux, Siemens Healthcare Diagnostics Inc., or Siemens, and Alere Inc., or Alere. These diagnostic instrument manufacturers account for a significant percentage of the automated laboratory testing instruments that are used throughout the world. The installed customer base of these automated partners reflects all major segments of the diagnostics market, including hospital laboratories, national reference laboratories, regional laboratories and others.

Progress to Date

In January 2013, bioMérieux obtained a CE Mark for its VIDAS® Galectin-3 assay and initiated its commercial launch in the EU. The VIDAS® Galectin-3 assay was developed by bioMérieux for the quantitative measurement of galectin-3 levels in blood using the bioMérieux VIDAS® automated and multiparametric immunoassay testing system.

In April 2013, Abbott obtained a CE mark for its ARCHITECT® Galectin-3 assay and initiated its commercial launch in the EU. Abbott is offering the ARCHITECT® Galectin-3 assay on its ARCHITECT® immunoassay platform. In the United States, Fujirebio Diagnostics, Incorporated, or Fujirebio, on behalf of Abbott, is the first of our automated partners to have filed for 510(k) regulatory clearance of an automated version of the galectin-3 test. Fujirebio is developing the test for use on Abbott’s ARCHITECT® immunochemistry instrument platform. Fujirebio initially submitted its 510(k) to the FDA in July 2012. Subsequently, Fujirebio received a letter from the FDA requesting additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k) submission. Due to the nature of the additional information requested and the time required to address the FDA’s questions, Fujirebio was unable to submit a complete response to the FDA by the FDA-designated deadline on February 25, 2013 and withdrew the submission. Fujirebio submitted its new 510(k) to the FDA in February 2014.

Recognition of Galectin-3 Testing in U.S. Guideline for the Management of Heart Failure

In June 2013, galectin-3 testing was recognized for the first time in the newly issued 2013 American College of Cardiology Foundation and the American Heart Association Guideline for the Management of Heart Failure. The ACCF/AHA Guideline is designed to assist clinicians in selecting the best management strategy for individual patients and provides expert analysis of data on prevention, diagnosis, risk stratification, and treatment. Galectin-3 testing has been assigned a Level of Evidence of ‘A’, multiple populations evaluated, and a Class of Recommendation corresponding to ‘May Be Considered’ for the purpose of additive risk stratification of acute heart failure patients, and a Level of Evidence of ‘B’, limited populations evaluated, and a Class of Recommendation of ‘May Be Considered’ for risk stratification of ambulatory heart failure patients. The guideline further notes that testing for galectin-3 is predictive of risk of adverse outcomes in heart failure, including hospitalization, and is additive to BNP and NT-proBNP testing for heart failure patient risk stratification. The American College of Cardiology Foundation and the American Heart Association have jointly produced guidelines in the area of cardiovascular disease since 1980. The ACCF/AHA Task Force on Practice Guidelines is charged with developing, updating and revising practice guidelines for cardiovascular diseases and procedures. Writing committees are charged with regularly reviewing and evaluating all available evidence to develop balanced, patient-centric recommendations for clinical practice. The guidelines for heart failure management were last revised in 2009.

Reimbursement for Galectin-3 Testing

Approximately 70% of heart failure patients in the United States are of Medicare age. Therefore, reimbursement by Medicare is of considerable interest to our laboratory customers. In the United States, for the 2014 calendar year, the Centers for Medicare and Medicaid Services (CMS) published a 2014 Medicare national limitation amount for the galectin-3 blood test (analyte-specific CPT® Code 82777) at the amount of a crosswalked test (analyte-specific CPT® Code 84244) whose 2014 national limitation amount is $30.01. This national limitation replaces the galectin-3 blood test’s national limitation amount of $17.80 that was effective in 2013. The 2014 national limitation amount applies across the U.S. except in Ohio and West Virginia where rates of $23.99 and $26.40, respectively, will apply. In Europe, the Company’s sales efforts are currently directed to hospital situated emergency departments whose reimbursement is covered under the hospital budgeting process.

Market Opportunity for Galectin-3 Testing in Heart Failure

Heart Failure

Heart failure is a condition caused by a combination of diseases or factors that damage or overwork the heart muscle, thereby limiting its ability to efficiently pump blood. Heart failure may lead to serious complications and is a leading cause of death. The most common cause of heart failure is coronary artery disease, including heart attack and unstable angina. Heart failure is associated with other predisposing factors, such as high blood pressure, diabetes and defects of the heart valves or heart muscle. Patients with heart failure typically exhibit non-specific signs and symptoms such as swollen legs or ankles and shortness of breath or weight gain. Heart failure may lead to declining function and, even, failure of other body organs, such as the kidney, lungs, and liver. Although the condition is usually progressive, the rate of progression varies markedly from no noticeable deterioration over multiple years to rapid progression and death in just weeks or months.

Heart Failure in the United States – According to the American Heart Association, an estimated 5.1 million Americans suffer from heart failure, with approximately 875,000 new cases occurring each year. By 2030, the prevalence of heart failure in the United States is expected to increase to over 8.0 million patients. In 2013, the direct and indirect costs associated with heart failure in the United States are estimated to have been approximately $32 billion. The costs associated with heart failure in the United States are expected to increase to approximately $97 billion by 2030. It is estimated that heart failure is responsible for over 277,000 deaths per year in the United States alone.

Once diagnosed, the overall mortality, or rate of death, associated with heart failure is high, with 20% dying within the first year of diagnosis and 50% dying within the first five years of diagnosis. In the United States, treatment of heart failure patients is associated with a high rate of hospitalization and ambulatory care visits, with an estimated 1.3 million hospitalizations and an estimated 1.8 million physician office visits per year for patients with a primary diagnosis of heart failure. Unplanned re-hospitalization of heart failure patients is known to have a significant impact on the utilization of health care resources. A recent review of Medicare claims data for re-hospitalization showed that patients with a discharge diagnosis of heart failure had a 30-day re-hospitalization rate of approximately 25%. Heart failure is the number one cause of early re-hospitalization among Medicare patients in the United States.

Heart Failure in Europe – The European Society of Cardiology estimates that among the 51 countries it represents, there are at least 15 million individuals diagnosed with heart failure. Survival is poor, with reported 5-year survival rates of 35% in The Netherlands and 41% in Sweden. A study in the UK reported a 10-year survival rate of 27%.

Clinical Utility and Benefits of Galectin-3 Testing for Patients with Heart Failure

Approximately 30% to 50% of heart failure patients are found to have elevated blood plasma or serum levels of galectin-3. Clinical studies in which galectin-3 levels were measured with our BGM Galectin-3 Test have demonstrated that patients with elevated levels of galectin-3 experience a significantly higher rate of adverse outcomes, including mortality, hospitalization or early re-hospitalization after recent hospital discharge. We believe that the measurement of the protein biomarker galectin-3 in patients with heart failure may facilitate decisions that are made regarding the intensity, locale, and nature of a heart failure patient’s ongoing care. Clinical applications of the BGM Galectin-3 Test that reflect its potential utility and benefits include:

➢

Assessment of Prognosis: Measurement of galectin-3 and the natriuretic peptide biomarkers such as BNP and NT-proBNP provides the clinician with information regarding two distinct biological processes that contribute to the clinical outcome of patients who suffer from heart failure. Blood levels of the natriuretic peptide biomarkers are thought to reflect the degree of pressure or volume overload in the heart, a significant determinant of the severity of heart failure. Elevated galectin-3 blood levels are thought to reflect cardiac remodeling, another very important determinant of the clinical outcome of heart failure. Clinical studies indicate that galectin-3 provides prognostic information that is complementary and additive to that obtained with measurement of natriuretic peptides.

➢

Reducing Readmissions. Heart failure is the most common cause of hospital readmission among Medicare patients. Approximately 25% of Medicare patients who are hospitalized for heart failure are re-hospitalized within 30 days of discharge. The prevention of early re-hospitalization is now the subject of intense scrutiny by payers and government regulators, hospitals and health care providers. Guidelines issued by the Centers for Medicare and Medicaid Services, or CMS, of the Department of Health and Human Services, or HHS, are intended to reduce unplanned readmissions by incenting or penalizing hospitals and health care providers based on the frequency of hospital readmissions. Since it has been reported that heart failure patients with elevated levels of galectin-3 are two-to-three times more likely than other heart failure patients to be readmitted to the hospital within 30 days of discharge, we believe that identifying these high-risk patients through galectin-3 testing is a potentially valuable and cost-effective tool that may help direct patients to the appropriate level of care and, in so doing, prevent re-hospitalization.

➢

Stratification of Diagnostic Procedures and Therapies: As the population ages, the prevalence of post-acute and chronic diseases, such as heart failure rises. As the prevalence of these diseases rises, so does the need for simple, accessible, affordable and reliable tools to help guide decisions regarding the where, who and how these patients are managed. A first useful step is to identify patients who are at increased risk of adverse outcomes. The second step is to create and implement risk stratified strategies for patient management. The BGM Galectin-3 Test can be used to identify the 30% to 50% of chronic heart failure patients who are at greater risk for adverse outcomes and who may require a more intense and specialized approach to their management. Physicians may reference galectin-3 levels to determine the need for referral to a heart failure specialist, the need for advanced diagnostics and therapies, and logistical matters such as the time interval between patient visits and the need for other forms of monitoring.

Sales and Marketing of the BGM Galectin-3 Test

We are currently in the early stages of commercialization of our BGM Galectin-3 Test. We have focused our attention on what we believe are the critical catalysts for driving market acceptance of a new diagnostic product:

➢	Utility: We support both sponsored and independent clinical research studies that are designed to evaluate the potential clinical utility of our BGM Galectin-3 Test.

➢

Call Point: We support a modest sales organization that seeks to educate nurse practitioners, primary care physicians, cardiologists, and heart failure specialists as to the clinical value of galectin-3 testing of heart failure patients. In addition to calling on individual health care providers, we attempt to address the needs of health provider groups such as Accountable Care Organizations and integrated health care delivery networks. We also call on Clinical Research Organizations and pharmaceutical companies who may have an interest in incorporating our biomarker into clinical research and product development activities. In the EU, we primarily call on hospitals and staff, hospital emergency departments and staff, and clinical research organizations.

➢

Access: We support a modest sales organization that seeks to ensure that our test is offered by specialty, large national reference, smaller, regionally-focused independent laboratories and hospital in-patient and outreach laboratories, as well as, Clinical Research Organizations. Our sales organization works in tandem with laboratory sales and technical personnel to ensure awareness of the utility of our BGM Galectin-3 Test. In the EU, we primarily call on hospital laboratories and clinical research facilities.

➢

Promotion: In 2013, 13 full-length clinical research papers and review articles were published regarding the utility of our BGM Galectin-3 Test. In addition, numerous oral and poster presentations were delivered at both U.S. and international meetings.

Our Product Pipeline

New Clinical Claims and Indications for the BGM Galectin-3 Test

We believe that the clinical and commercial value of our BGM Galectin-3 Test may extend beyond its current indications for use. We expect to pursue new clinical claims and indications for its use in assessing heart failure, as well as, in related disorders. Expansion of the product label to include new clinical claims and indications for use will require additional clinical studies and clearance, or approval, by regulatory bodies, such as the FDA, and inclusion in our CE Mark for use in the EU.

CardioSCORE™ Test

Our CardioSCORE test is a multi-analyte biomarker-based blood test that is designed as an aid in the assessment of near-term risk for significant atherothrombotic cardiovascular events, such as heart attack and ischemic stroke. The CardioSCORE test is a proprietary in vitro diagnostic multi-analyte assay in which the levels of multiple biomarkers are measured in blood and the results are mathematically integrated to yield a single numerical score that is predictive of an individual’s near-term atherothrombotic cardiovascular risk. Our development work indicates that the CardioSCORE test has the potential to offer significant improvement over conventional risk factor-based diagnostics, such as the Framingham Risk Score, to identify near-term cardiovascular risk.

In December 2012, we obtained a CE Mark for the CardioSCORE test, which will enable us to market the test in Europe and other countries that recognize CE Mark. However, as a result of our decision to focus our efforts on increasing the adoption and sales of our galectin-3 test, we have decided to redirect investments from a launch of the CardioSCORE test in Europe to support our galectin-3 efforts. We may move forward with a European launch in test markets, when and if appropriate partnership opportunities arise.

In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our medical review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. We are currently analyzing the results of the medical review. When completed, the results obtained from our analysis of data collected from the medical review will guide our go-forward regulatory, commercial and investment strategy for the CardioSCORE test in the United States.

BioImage Study Patient Cohort and Banked Specimens

We have exclusive rights to diagnostic inventions arising from our analysis of a proprietary observational and community-based cohort of over 6,800 individuals who have been followed since 2009. Baseline blood serum, plasma, DNA, and RNA samples collected from all participants have been stored and are available for our analysis. In addition, insurance claims data, including information regarding diagnoses, procedures, and therapies related to over 1,200 non-fatal cardiovascular events that were experienced by participants in the cohort over the more than four years since follow-up was initiated is available to us for data mining. We believe that this asset provides us with a unique and proprietary platform from which we may develop new diagnostic products.

The Market

Cardiovascular Disease

According to the American Heart Association (AHA), an estimated 82.6 million American adults (approximately 1 in 3) have one or more types of cardiovascular disease. It is the leading cause of death in the United States. The AHA estimated direct and indirect costs of cardiovascular disease in the U.S. for 2008 at $297.7 billion. Cardiovascular disease and stroke accounted for 16% of total health expenditures, more than any major diagnostic group. Between 2012 and 2030, total direct medical costs of cardiovascular disease are projected to triple, from $309 billion to $834 billion. Indirect costs (attributable to lost productivity) for all cardiovascular diseases are estimated to increase from $185 billion in 2012 to $284 billion in 2030.

Biomarkers and the Management of Cardiovascular Disease

Biomarkers are biologic indicators that are measured to help determine the risk of acquiring disease, the presence or diagnosis of disease, the expected course or prognosis of disease, the potential response to treatment, and the effects of treatment. Essential biomarkers include, for example, physiologic parameters such as body temperature and blood pressure, blood cells, proteins, including hormones and enzymes, blood glucose, genes and other molecules. Biomarkers may be measured at the bedside, in advanced imaging suites and other specialized testing facilities or in the clinical laboratory. Biomarkers are typically most useful when the method of measurement is cost effective and the results obtained can be readily interpreted and are clinically relevant, actionable, reproducible and reliable. The measurement of biomarkers is fundamental to the current practice of preventive, predictive, and personalized medicine.

The measurement of biomarkers is a pivotal component of the evaluation and management of patients with heart disease. While the measurement of physiologic parameters such as blood pressure and the electrocardiogram are important cardiac biomarkers, increasingly, the clinical management of heart disease is guided by the measurement of proteins that are released into the blood stream by the damaged heart or other organs. The measurement of these protein biomarkers has become an essential element of the management of cardiovascular disease.

The use of biomarkers to help determine diagnosis, prognosis and treatment decisions has long been integral to the management of atherothrombotic disease, including myocardial infarction. More recently biomarkers have been applied to the management of heart failure. Biomarkers that have been applied to the management of heart disease include biomarkers of heart muscle injury, such as troponin, biomarkers of hemodynamic stress, such as the natriuretic peptides BNP and NT-proBNP, and inflammatory and prognostic biomarkers, such as galectin-3.

Laboratory Testing for Protein Biomarkers

We market and sell our BGM Galectin-3 Test and expect to market and sell our future pipeline products to clinical laboratories, hospitals, physicians and other health care providers to assist in the evaluation and management of heart failure and related disorders. In the United States, our BGM Galectin-3 Test may be ordered as part of a regular physician office visit or in association with admission to the hospital. In the EU, our BGM Galectin-3 Test is primarily ordered in association with admission to the hospital.

As with other protein-based cardiac biomarkers, our BGM Galectin-3 Test kits are purchased by hospital-based and independent clinical laboratories that process the test, generate a test result and then communicate that test result to ordering heart failure nurses, primary care physicians, cardiologists and heart failure specialists. It is estimated that in the United States, nearly 30% of all clinical laboratory testing is generated in connection with the care of patients who have been admitted to the hospital. Of the somewhat more than 70% of all laboratory testing that is generated in connection with the care of patients who are seen in physician offices and other outpatient venues, more than one-half is performed by independent clinical laboratories, about one-third is performed by hospital outreach laboratories, and the remainder is primarily performed in physician office laboratories. CMS estimated in 2011 that there were approximately 5,600 independent clinical laboratories in the United States. Over 50% of all laboratory testing performed by independent clinical laboratories resides in large national reference laboratories, nearly 40% in smaller and more regionally focused independent laboratories, and nearly 10% is performed in specialty laboratories.

Our Commercial Strategy

The primary goal of our commercial strategy is to drive the world-wide adoption of our BGM Galectin-3 Test, automated galectin-3 testing and our future pipeline products. We have prioritized our actions and investments around what we believe are the key drivers of adoption of a diagnostic product that incorporates a novel, protein biomarker. We believe that the actions taken and investments made in support of our efforts to drive adoption of our BGM Galectin-3 Test and automated galectin-3 testing will create a commercial conduit for our future pipeline products.

Clinical Laboratory Supply Agreements for Sale of Our BGM Galectin-3 Test Kits

Sales of our BGM Galectin-3 Test kits are typically accomplished through written supply and pricing agreements under which we agree to supply BGM Galectin-3 Test kits, at a specified price, to specialty, national reference, regional reference and hospital laboratories with the expectation that the contracting laboratory will offer galectin-3 testing services to their customers as part of their standard testing menu. Particularly noteworthy are long term agreements that we have entered into with Health Diagnostic Laboratory, Inc., a United States based specialty laboratory, and Laboratory Corporation of America, a United States based national reference laboratory:

Health Diagnostic Laboratory, Inc.

In March 2011, we entered into a supply agreement with Health Diagnostic Laboratory, Inc., or HDL, pursuant to which HDL agreed to purchase BGM Galectin-3 Test kits from us and to offer galectin-3 testing services to physicians in the United States. Under the terms of the agreement, we have also agreed to supply our BGM Galectin-3 Test kits to any affiliate of HDL in the United States that is interested in purchasing test kits from us. We agreed to treat any such affiliate as we would treat HDL for the purposes of the agreement.

In addition, HDL agreed to include our BGM Galectin-3 Test in its standard menu of lab tests. In the event HDL performs a minimum amount of galectin-3 assays, the agreement requires us to provide written notice to HDL of our intention to enter into any agreement with a third party under which such party would have the right to offer or sell our CardioSCORE diagnostic test. We have also agreed to negotiate with HDL in good faith regarding the terms upon which we might enter into a similar agreement for CardioSCORE with HDL.

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

Laboratory Corporation of America

In May 2010, we entered into a license and supply agreement with Laboratory Corporation of America, or LabCorp, pursuant to which LabCorp agreed to make our BGM Galectin-3 Test available to physicians in the United States. Under the terms of the agreement, we granted LabCorp and its affiliates a semi-exclusive worldwide license under our patent rights related to galectin-3 to market, offer for sale and otherwise commercialize galectin-3 testing services using our BGM Galectin-3 Test. The license was semi-exclusive in the United States through the third year following the commercial launch of the BGM Galectin-3 Test and now the license is non-exclusive.

Under our agreement with LabCorp, we sell our BGM Galectin-3 Tests to LabCorp at agreed upon prices. We have agreed, with limited exceptions, that the kit price to be charged to LabCorp and its affiliates shall be no less favorable than the price charged to any other third party in the United States. Pursuant to the agreement, we are required to pay certain rebate amounts to LabCorp if the aggregate number of automated tests that are capable of being performed in the United States using automated test kits sold by us or our business partners exceeds a certain amount during a specified period. We have also agreed that, to the extent we enter into agreements with third parties after May 13, 2010 to manufacture, supply or distribute automated test kits, we will require such third parties to supply such automated test kits to LabCorp and its affiliates.

Under the agreement, we will also provide LabCorp with certain clinical market development resources, programs and assistance as reasonably requested by LabCorp. LabCorp has agreed to perform certain sales, marketing and market education activities in support of our BGM Galectin-3 Test. LabCorp may terminate the agreement at any time and for any reason upon 120-days written notice and LabCorp may terminate the agreement immediately if we undergo a change of control to a competitor of LabCorp. Either party may terminate the agreement upon 60-days written notice for failure to comply with the terms of the agreement, unless the defaulting party remedies such failure within the 60-day notice period.

Development and Commercialization Agreements to Automate Galectin-3 Testing

Abbott, Alere, bioMérieux and Siemens

In November 2009, we entered into a strategic collaboration with Abbott Laboratories, to develop and commercialize galectin-3 assay kits and related control kits and calibrators, or Galectin-3 Products, for purposes of this agreement, utilizing our galectin-3 technology and patent rights, for use on Abbott’s Architect® Immunochemistry Diagnostics Platform, or the Abbott Architect, and other Abbott diagnostic instruments. In March 2010, we entered into a second strategic collaboration agreement with Alere to develop an automated version of our galectin-3 test for use on Alere’s Triage® line of instruments. In May 2010, we entered into a third strategic collaboration agreement with bioMérieux to develop an automated version of our galectin-3 test for use on bioMérieux’s VIDAS® automated testing platform. In December 2010, we entered into a fourth strategic collaboration agreement with Siemens to develop an automated version of our galectin-3 test on Siemens’s systems. We refer to Abbott, Alere, bioMérieux and Siemens as our automated partners.

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

Under the automated partner agreements, each automated partner is prohibited from sublicensing its rights to commercialize our Galectin-3 Products and, except for the Galectin-3 Products described above, is prohibited from developing galectin-3 assays covered by our patent rights. We have the right to enter into a total of five licenses of our patent rights related to galectin-3 for the commercialization of Galectin-3 Products through the expiration of the five-year period following the date on which Abbott makes its first commercial sale of Galectin-3 Products, and we may enter into unlimited additional licenses thereafter. Under these agreements, our automated partners are responsible for developing and commercializing the tests and we are responsible for furthering clinical awareness and developing the market for galectin-3 testing. Also under these agreements, each automated partner will pay us a product access fee and a marketing service fee for each Galectin-3 Product it sells.

Upon commercial introduction of the automated tests by our partners, royalties on sales of their automated galectin-3 tests will be due to us. The agreements contain provisions that, under certain circumstances, entitle our partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective partners. In some cases, our partners’ rights to reduce the royalty amounts are triggered by the CMS payment rate referenced below (also see Reimbursement) or the average selling prices in other regions that are below certain agreed-upon thresholds. The CMS national payment limit for galectin-3 testing for the 2014 calendar year is currently below the agreed-upon CMS payment rate thresholds in these agreements. Accordingly, the current royalty amounts payable to us under these agreements are subject to reduction by our partners, in amounts to be negotiated by us and our respective partners. There can be no assurance that in any renegotiation of these royalty provisions we will be successful in negotiating new rates that will be favorable to us.

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

Unless terminated earlier, each automated partner agreement will expire on the expiration date of the last-to-expire patent in our patent rights related to galectin-3. In the case of each automated partner agreement, we or our automated partner may terminate the agreement upon 60 days written notice of a material breach of the agreement that is not cured within such 60 days, and, in the case of each automated partner agreement, each automated partner may terminate its agreement with us upon 30-days written notice upon the occurrence of certain events, including if the Galectin-3 Products fail to meet certain product claims, performance requirements or manufacturing requirements, the automated partners become aware of possible third-party patent infringement of our patent rights relating to galectin-3, the Galectin-3 Products negatively impact other assay or system performance parameters that cannot be resolved, the predicate device does not receive regulatory approval in the United States or galectin-3 is either not accepted by, or a new marker showing superior clinical utility is adopted by, the physician community.

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

Under the terms of the agreement, we have developed an implementation plan for the development and commercialization of products derived from the licensed biomarkers. As consideration for the sublicenses, we were required to pay ACS Biomarker an upfront payment and are required to make milestone payments and royalty prepayments to the extent that we achieve specified development and regulatory milestones. Additionally, we are obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from our galectin-3 tests and any other products that we develop using the licensed intellectual property. As of December 31, 2013, we have paid to ACS Biomarker a total of approximately $1.0 million in up-front, milestone and royalty prepayments.

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

Our Other Research Collaboration

HRP Initiative

In 2006, we initiated the High-Risk Plaque (HRP) initiative for atherothrombotic cardiovascular disease. The HRP initiative consists of a series of pre-competitive, multi-party research and development projects, which are administered and coordinated by us pursuant to participation agreements with Abbott, AstraZeneca plc or AstraZeneca, Merck & Co., Inc. or Merck, Koninklijke Philips N.V. or Philips and Takeda Pharmaceutical Company Limited or Takeda. Since the inception of the HRP initiative, these participating companies have supported the research and development projects by providing approximately $26.6 million in funding. The overall goals of the HRP initiative are to advance the understanding, recognition and management of atherothrombotic cardiovascular disease, to provide a roadmap for the development and registration of screening, diagnostic and therapeutic interventions for high-risk plaque and to promote the use of these interventions by patients, pharmaceutical companies and third-party payers.

The HRP initiative is governed by a joint steering committee, or JSC, which is comprised of designees from the participating companies, and is led by a scientific program board consisting of academic experts in the cardiovascular field, which advises the JSC and assists in the design of the research protocols. The JSC is responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third-party licensing and commercialization of data and rights under the HRP initiative. We will own certain inventions and data that are conceived in the conduct of the HRP initiative, including those that arise from our data mining and analysis of a proprietary patient cohort and specimen repository that was developed as part of this initiative. We have agreed to grant each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expires upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated by the parties.

Among other research projects, the HRP initiative has contributed to what we believe are two important advances in the identification of patients at risk for major atherothrombotic events, including data derived from studies that validated our CardioSCORE test and a novel three-dimensional vascular ultrasound technique. The three-dimensional vascular ultrasound technique is being pursued by companies other than BG Medicine. The HRP initiative met the goals we set out to accomplish and we are no longer initiating new research projects in the initiative. All revenue for the HRP initiative has been recorded as of December 31, 2013.

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

As of February 28, 2014 we have 5 issued U.S. patents and 13 pending patent applications filed either with the U.S. Patent and Trademark Office or under the PCT and foreign counterparts of certain of these patent applications. A subset of the intellectual property that we own or license relates to our galectin-3 test. This intellectual property includes U.S. Patent Nos. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and nine corresponding patent applications pending in the United States and abroad, as well as issued patents in Europe, Australia, China, Hong Kong, and Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U.S. Patent No. 8,084,276 is scheduled to expire in September 2024. We own U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own seven U.S. patent applications filed either with the U.S. Patent and Trademark Office or under the PCT, and foreign counterparts of these patent applications related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements. A subset of the intellectual property that we own relates to our CardioSCORE test. This intellectual property includes U.S. Patent Application No. 12/946,470 and three corresponding patent applications abroad, and U.S. Patent Application No. 13/765,366 and one corresponding patent filed under the PCT. Any patent issuing from the earliest-filed U.S. application could expire as early as 2030. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection.

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

Manufacturing

Since 2009, we have been operating under an exclusive development and manufacturing agreement with Corgenix Medical Corporation, pursuant to which Corgenix will manufacture the BGM Galectin-3 Test for distribution in the United States, Europe and elsewhere. Corgenix develops, manufactures, distributes and markets in vitro diagnostic products based on ELISA technology using the microtiter format. Corgenix is the sole manufacturer of our BGM Galectin-3 Test. As part of our development and commercialization activities, we and Corgenix are required to comply with the FDA’s quality system regulation, or QSR, and other regulations which cover, among other things, the methods and documentation for the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA monitors compliance with QSR through periodic inspections.

Competition

We believe that our cardiovascular diagnostic tests address significant unmet medical needs, improve patient outcomes and contain health care costs. We believe that we compete primarily on the basis of the value of the quantitative information our cardiovascular diagnostics provide and the clinical validation of our BGM Galectin-3 Test’s ability to aid in the prognosis of patients with chronic heart failure. We also compete by leveraging industry leaders in diagnostic instrument platform manufacturers and reference laboratory providers to provide comprehensive worldwide access to our BGM Galectin-3 test in outpatient and inpatient settings, along a continuum extending from physician offices, clinics, hospital emergency rooms, intensive care units and central labs to commercial reference labs.

We face competition from a number of companies in the commercialization of diagnostic products for cardiovascular disease. Established diagnostics companies, such as Abbott Diagnostics, Beckman Coulter, bioMérieux , Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens offer cardiovascular disease tests to complement their legacy routine testing businesses. In addition, commercial laboratories with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics, have expanded or acquired testing capabilities to include more specialized cardiovascular testing. Specialized cardiovascular CLIA laboratories such as Atherotech, Berkeley Heart Lab (now part of Quest Diagnostics), Bioreference Lab (Gene Dx), Boston Heart Diagnostics (formerly Boston Heart Lab), Cleveland HeartLab, Health Diagnostic Laboratory (HDL), Liposcience, Aviir and Cardio DX have expanded their presence and menu in the cardiovascular market and some have developed their own tests or panels.

We have identified a number of recent entrants to the field with competing technologies and approaches in cardiovascular diagnostics. Companies that may compete with us in the cardiovascular diagnostics space, include Athena Diagnostics, Atherotech, Berkeley Heart Lab, HDL, Bioreference Lab (Gene Dx), Dako, diaDexus, Myriad Genetics, Singulex and Critical Diagnostics.

Regulatory

Our BGM Galectin-3 Test is our first FDA cleared and CE Marked diagnostic product. The test received 510(k) regulatory clearance from the FDA in November 2010 and obtained CE Mark in the European Union in October 2009.

Fujirebio, on behalf of Abbott, is the first of our automated partners to have filed for 510(k) regulatory clearance of an automated version of the galectin-3 test. Fujirebio is developing the test for use on Abbott’s ARCHITECT® immunochemistry instrument platform. Fujirebio initially submitted its 510(k) to the FDA in July 2012. Subsequently, Fujirebio received a letter from the FDA requesting additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k) submission. Due to the nature of the additional information requested and the time required to address the FDA’s questions, Fujirebio was unable to submit a complete response to the FDA by the FDA-designated deadline on February 25, 2013 and withdrew the submission. Fujirebio submitted its new 510(k) to the FDA in February 2014.

In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our medical review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. We are currently analyzing the results of the medical review. When completed, the results obtained from our analysis of data collected from the medical review will guide our go-forward regulatory, commercial and investment strategy for the CardioSCORE test in the United States.

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

Environmental, Health and Safety for Clinical Laboratories

Clinical laboratories are subject to federal and state laws and regulations related to the protection of the environment, health and safety of employees, the handling of medical specimens, and medical waste. For example, the federal Occupational Safety and Health Administration, or OSHA, has established standards for the protection of health care employees, including requirements to protect workers from blood-borne pathogens, such as HIV and hepatitis B and C. Some biological materials and laboratory supplies are classified as hazardous materials and are subject to applicable regulations of the Department of Transportation, the United States Postal Service, the Public Health Service, and the International Air Transport Association. In addition, state laws regulate the disposal of medical waste and hazardous waste.

HIPAA and Other Privacy and Data Security Laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive federal protections for the privacy and security of health information. HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, health care clearing houses, and health care providers which conduct certain health care transactions electronically. HIPAA’s Privacy rule requires Covered Entities to implement policies and procedures regulating uses and disclosures of protected health information, granting individuals certain rights with respect to their protected health information and complying with a variety of administrative requirements such as training and progressive discipline in response to violations. HIPAA’s Security standards require Covered Entities and individuals or organizations providing services to Covered Entities involving the use or disclosure of protected health information, or Business Associates, to have in place administrative, physical, and technical standards to guard against the misuse of protected health information.

HIPAA was amended in 2009 by the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act. HITECH strengthened and expanded HIPAA and increased penalties for violations. Among other changes, HITECH requires Covered Entities and Business Associates to report breaches of unsecured protected health information to affected individuals and to the federal government and in some cases to local or national media outlets. Under HITECH, Business Associates are directly liable for compliance with applicable HIPAA requirements and both Covered Entities and Business Associates are subject to audit by the federal government and enforcement by state Attorneys General, who were given authority to enforce HIPAA under HITECH. Additionally, some state laws impose privacy protections more stringent than HIPAA and data security requirements applicable to information beyond health care information. These state laws create an additional level of enforcement and may require additional reporting in the event of breach. Most of the institutions and physicians from which we obtain biological specimens and patient level data that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We are not presently subject to HIPAA; however, if we begin billing electronically for tests that we conduct, we will be obligated to comply. Additionally, if we provide clinical laboratory testing services or enter into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity, we may incur HIPAA compliance obligations. HIPAA governs the availability of samples and associated patient data, so we must carefully structure research and development activities to ensure that HIPAA will permit participation by our covered entity collaborators.

Beyond HIPAA, our activities must comply with all applicable privacy and data security laws. For example, there are international privacy laws that impose restrictions on the access, use, and disclosure of health information from outside of the United States. All of these laws may impact our business. Many of them overlap and apply simultaneously making compliance a difficult and complex endeavor. Our failure to comply with these privacy and security laws or a breach of protected health information or personal data could cause significant financial or reputational harm to our company. If we engage in activities that make us a covered entity or business associate for HIPAA purposes, we will have to implement a comprehensive HIPAA compliance program. Additionally, significant changes in the laws restricting our ability to obtain tissue samples and associated patient information or our failure to comply with existing law could significantly impact our business and our future business plans.

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

Moreover, in the European Union the protection of individuals with regard to the processing of personal data is regulated under EU-Directive 95/46/EC on Data Protection, or the DP Directive (which also is in the process of being replaced by a stricter Regulation). If specimens, such as blood plasma and urine, taken from patients relate to an identified or identifiable natural person, the data derived from such specimens fall within the scope of the DP Directive. Member States prohibit the processing of personal data concerning health, unless (i) explicit consent has been obtained; (ii) the processing of the data is required for the purposes of preventive medicine, medical diagnosis, the provision of care or treatment or the management of health care services; or (iii) the health data are processed by a health professional subject under national law or rules established by national competent bodies to the obligation of professional secrecy or by another person also subject to an equivalent obligation of secrecy. In addition, EU Member States may allow for the processing of health data for research purposes, subject to possible conditions.

Billing and Reimbursement

United States

In the United States, diagnostic tests may be paid for by several sources, including third-party payers such as insurance companies, managed care organizations or government health programs such as Medicare and Medicaid, and patients. Each of these payers may have different billing requirements. Currently, we do not bill any third-party payer for the galectin-3 test or any other test.

Coding

Clinical laboratory tests are typically billed to payers using the Healthcare Common Procedure Coding System, or HCPCS, and the Current Procedural Terminology, or CPT, coding systems. CPT codes are incorporated in the HCPCS as Level I HCPCS codes and typically result in a predetermined payment for a specific in vitro diagnostic test. The CPT set of codes is copyrighted and maintained by the American Medical Association, or AMA. The AMA publishes the CPT Code, which is a listing of descriptive terms and identifying codes for items and services provided in outpatient settings. The purpose of the CPT Code is to provide a uniform language that accurately describes medical, surgical, and diagnostic services, and it is used by the Centers for Medicare & Medicaid Services, or CMS, and private insurers for reimbursement.

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

A manufacturer of an in vitro diagnostic kit or a provider of laboratory services may request establishment of a Category I CPT code for a new product. Assignment of a specific CPT code ensures routine processing and payment for a diagnostic test by both private and government third-party payers. In October 2011, the AMA CPT® Editorial Panel accepted our request to establish a Category 1 code for galectin-3 in the pathology and laboratory/chemistry section of CPT and established a new analyte-specific code, 82777. In November 2012, CMS, in the Final Determination for the Medicare Clinical Laboratory Fee Schedule for 2013, assigned a payment rate for the BGM Galectin-3 Test under CPT code 82777, effective January 1, 2013. In December 2013, after further consideration based on additional information provided by BG Medicine, CMS agreed that its original decision to crosswalk galectin-3 to existing test code 83520 should be revised. CMS published the final determination of the 2014 Medicare national limitation amount for the Company’s galectin-3 blood test (analyte-specific CPT® Code 82777) at the amount of a crosswalked test (analyte-specific CPT® Code 84244) whose 2014 national limitation amount is $30.01. This national limitation amount will replace the galectin-3 blood test’s national limitation amount of $17.80 that was effective in 2013. Crosswalking is used when a new test code is comparable to an existing test code, multiple existing test codes, or a portion of an existing test code on the Clinical Laboratory Fee Schedule, or CLFS. Under this methodology, the new test code is assigned the local fee schedule amounts and the national limitation amount of the existing test, with payment made at the lesser of the local fee schedule amount or the national limitation amount. The 2014 national limitation amount applies across the U.S. except in Ohio and West Virginia where rates of $23.99 and $26.40, respectively, will apply.

Coverage Decisions

When deciding whether to pay for a particular diagnostic test, third-party payers generally consider whether the test is a covered benefit under the relevant plan and, if so, whether it is reasonable and necessary for the diagnosis or treatment of illness and injury. Coverage determinations often are influenced by current standards of practice and clinical data, particular at the local level. CMS, which is the government agency responsible for overseeing the Medicare program, has the authority to make coverage determinations on a national basis, but most Medicare coverage decisions are made at the local level by contractors that administer the Medicare program in specified geographic areas. Private and government third-party payers have separate processes for making coverage determinations, and private third-party payers may or may not follow Medicare’s coverage decisions. If a third-party payer has a coverage determination in place for a particular diagnostic test, billing for that test must comply with the established policy. Otherwise, the third-party payer makes payment decisions on a case-by-case basis.

Payment

Payment for covered diagnostic tests is determined based on various methodologies, including prospective payment systems and fee schedules. In addition, private third-party payers may negotiate contractual rates with participating providers or set rates as a percentage of the billed charge. Diagnostic tests furnished to Medicare inpatients generally are included in the bundled payment made to the hospital under Medicare’s Inpatient Prospective Payment System. Payment for diagnostic tests furnished to Medicare beneficiaries in most other circumstances is based on the CLFS under which a payment amount is assigned to each covered CPT code. The law requires fee schedule amounts to be adjusted annually by the percentage increase in the consumer price index, or CPI, for the prior year, but Congress has frequently frozen the payment rates. In addition, the 2014 national limitation amount is subject to a 2% sequestration applicable to Medicare services.

European Union

In the European Union, the reimbursement mechanisms used by private and public health insurers vary by Member State. For the public systems, reimbursement is determined by guidelines established by the legislator or responsible national authority. As elsewhere, inclusion in reimbursement catalogues focuses on the medical usefulness, need, quality and economic benefits to patients and the health care system. Acceptance for reimbursement comes with cost, use and often volume restrictions, which can vary by Member State.

Employees

As of February 28, 2014, we employed 23 full-time employees, of whom 10 had advanced degrees, 6 were engaged in product development, 10 performed sales and marketing functions and 7 performed general and administrative functions. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

Company History and Available Information

We were incorporated in Delaware in February 2000 and later that year chose the name Beyond Genomics, Inc. In October 2004, we changed our name to BG Medicine, Inc. We maintain our operations at 880 Winter Street, Suite 210, Waltham, Massachusetts 02451 (formerly 610 Lincoln Street North, Waltham, Massachusetts 02451), and our phone number is (781) 890-1199. Our Internet website address is www.bg-medicine.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are those that we currently believe may materially affect us. If any of the following risks actually occur, they may materially harm our business, our financial condition and our results of operations.

Risks Related to Our Financial Position

We will be required to raise additional funds to finance our operations, continue the development and commercialization of our cardiovascular diagnostic tests and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. We expect to continue to incur losses and use cash during 2014 and beyond. Our cash utilization amount depends on the progress of our development and commercialization efforts for our cardiovascular diagnostic tests, as well as the cost, timing and outcomes of regulatory submissions for our tests and the progress of our partners for the automated versions of our tests, among several other factors. We believe that our existing cash will be sufficient to meet our anticipated cash requirements into the third quarter of 2014; however, if we incur delays in commercializing our cardiovascular diagnostic tests or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to this time. We expect that we will need significant additional capital in the future to fund our commercialization efforts and to grow our business. If we are unable to obtain adequate financing on acceptable terms when needed, we will be required to implement aggressive cost reduction strategies. These reductions would significantly impact activities related to the commercialization of the BGM Galectin-3 Test and the development of additional indications for the BGM Galectin-3 Test and other pipeline products, and would harm our business, financial condition and results of operations.

There is substantial doubt concerning our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the commercialization of our cardiovascular diagnostic test and the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2013 the Report of Independent Registered Public Accounting Firm at the beginning of the Financial Statements section in this Form 10-K includes a going concern explanatory paragraph. Management’s plans include increasing revenue through new arrangements with commercial distribution partners and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In February 2012, as amended in May 2013, we entered into a term loan facility with General Electric Capital Corporation and Comerica Bank, or the lenders. At December 31, 2103, we have an outstanding balance of $7.5 million under the term loan facility and we are required to repay the principal monthly through maturity in September 2015. As security for our obligations under the term loan facility, we granted the lenders a lien in substantially all of our assets, other than our intellectual property, for which we have provided a negative pledge to the lenders. The term loan facility contains several affirmative and negative covenants that impose significant restrictions on our business and operations. Among others, these covenants limit our ability to incur additional indebtedness; grant liens; merge or consolidate with another entity; dispose of our business or certain assets; change our business; make certain investments or declare dividends; engage in certain transactions with affiliates; encumber our intellectual property; or repurchase stock.

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

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications for our product candidates, and/or we may be unable to pursue the indications that we would like to pursue.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources, we have had to curtail development programs for our CardioSCORE test and certain additional indications for our galectin-3 test and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes.

Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. The decisions to allocate our research, management and financial resources toward particular indications for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate certain development programs may also cause us to miss valuable opportunities.

Risks Related to Our Business and Strategy

We are an early stage commercial company with a history of losses resulting from our research and development and early commercialization efforts, we expect to incur losses for at least the next several years, and we may never achieve profitability.

We have incurred substantial net losses since our inception in February 2000. For the years ended December 31, 2013, 2012 and 2011, we incurred net losses of $15.8 million, $23.8 million and $17.6 million, respectively. Our accumulated deficit was approximately $152.9 million at December 31, 2013. We expect to continue to incur net losses in 2014 and beyond.

Historically, we have generated limited revenue from our biomarker discovery and analysis services agreements. We are in the process of commercializing our first product and, to date, have generated a limited amount of product revenue. Our BGM Galectin-3 Test, received clearance from the U.S. Food and Drug Administration, or FDA, in late 2010 as an aid in assessing the prognosis of patients suffering from chronic heart failure, and is commercially available in the United States. Our BGM Galectin-3 Test is also available in Europe under a CE Mark as an aid in assessing the prognosis of acute and chronic heart failure and as an aid in identifying individuals in the general population who are risk of developing heart failure. Our BGM Galectin-3 Test is being marketed in the United States through specialty, national, regional and hospital laboratories. We will need to generate significant product revenue to achieve profitability. Even as we increase our sales of our BGM Galectin-3 Test, launch automated versions of our galectin-3 test, and launch future pipeline products, we expect our losses to continue as a result of our increased manufacturing, sales and marketing, and ongoing research and development expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will decline.

Our business is dependent on our ability to successfully develop and commercialize novel diagnostic tests. If we fail to develop and commercialize these products, we may be unable to execute our business plan.

Historically, we have generated revenues from initiatives, collaborations and biomarker discovery and analysis services agreements with pharmaceutical companies and health care organizations. Our current business strategy, however, focuses on developing and commercializing diagnostic tests that incorporate biomarkers that we in-license and/or identify through data mining and outsourced laboratory analysis of specific patient cohorts and specimen repositories. Beginning in November 2012, we have shifted our focus from early stage biomarker discovery toward a more commercially-oriented role in which we generate and support studies that have been designed to provide evidence of clinical utility, further differentiate and support the BGM Galectin-3 Test and future products in our pipeline. We do not expect to receive future revenue from performing biomarker discovery and analysis services for third parties. The success of our business will depend on our ability to develop and commercialize diagnostic tests based on the products in our current pipeline, as well as others that we may in-license in the future.

Prior to commercializing our diagnostic tests, we are required to undertake time-consuming and costly development activities, sometimes including clinical studies, and to obtain regulatory clearance or approval, for which the outcome is uncertain. We have limited experience in developing and commercializing diagnostic tests and there are considerable risks involved in these activities. The science and methods that we are employing are innovative and complex, and it is possible that our product development programs will ultimately not yield diagnostic tests for commercialization. Products that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may still fail to obtain the necessary regulatory clearances or approvals. Few research and development projects result in commercial products, and perceived viability in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a product candidate, or we may be required to expend considerable resources obtaining additional clinical and nonclinical data, which would adversely impact the timing for generating potential revenue from those product candidates. If our development programs yield fewer commercial products than we expect, we may be unable to execute our business plan, and our business, financial condition and results of operations may be adversely affected.

If we are unsuccessful in the execution of our commercial strategy, our business, financial condition, results of operations and prospects will be materially adversely affected.

We have implemented a commercial strategy that is intended to generate revenues through the widespread market adoption of our BGM Galectin-3 Test, automated galectin-3 testing and our future pipeline products. As part of this strategy, we have established a scalable US-based sales organization to promote our products to clinical laboratory services providers, health care providers, health care provider organizations, hospitals, clinical research organizations and pharmaceutical manufacturers. In support of this strategy, we generate and support clinical research studies that have been designed to provide evidence of the clinical utility of our products, to further differentiate our products and to otherwise support the commercial introduction of our BGM Galectin-3

Test and future products in our pipeline. We are unable to give any assurance that we will be successful in executing our commercial strategy or that we will be successful in providing evidence of clinical utility of our products, differentiating our products or otherwise supporting our products in the manner, timeframe or under the cost parameters we anticipate, if at all. Even if we execute this strategy as planned, we may not yield the increased revenues and market growth that we anticipate. Our failure to be commercially successful in implementing our new commercialization strategy would materially adversely impact our business, financial condition, results of operations and prospects.

We may not be able to successfully commercialize our BGM Galectin-3 Test in the timeframes we expect, or at all.

Our first product, the BGM Galectin-3 Test, received clearance from the FDA in late 2010 and is commercially available throughout the United States as an aid in assessing the prognosis of patients suffering from chronic heart failure. In Europe, our BGM Galectin-3 Test is commercially available under a CE Mark as an aid in assessing the prognosis of patients suffering from acute and chronic heart failure and as an aid in identifying individuals in the general population who are at risk of developing heart failure. Our BGM Galectin-3 Test is being marketed in the United States by our sales and marketing organization to clinical laboratory services providers, health care providers, health care provider organizations, hospitals, clinical research organizations and pharmaceutical manufacturers. In Europe, we market our BGM Galectin-3 Test to hospitals, clinical research organizations and pharmaceutical manufacturers. We are unable to give any assurance that we will be successful in generating revenues from adoption of the BGM Galectin-3 Test. Even if we are successful in generating revenue from the sale of the BGM Galectin-3 Test, we may not generate the increased revenues and market growth that we anticipate. Our failure to generate revenue from the sale of the BGM Galectin-3 Test would materially adversely impact our business, financial condition, results of operations and prospects.

We may not be able to provide evidence of clinical utility or to differentiate our BGM Galectin-3 Test through clinical research studies in the timeframes we expect, or at all.

We generate and support clinical research studies that have been designed to provide evidence of the clinical utility of our BGM Galectin-3 Test and to differentiate its performance from other diagnostic products. The results of these studies are essential to our efforts to ensure customer acceptance and clinical adoption of our BGM Galectin-3 Test. The results of these studies support the efforts of our sales and marketing organization’s efforts to promote our BGM Galectin-3 Test and to educate potential customers. We may be unable to demonstrate that our galectin-3 test provides incremental benefits over currently available heart failure diagnostic tests sufficient to ensure adoption of our test in the timeframes we expect, or at all.

Furthermore, we are unable to give any assurance that we will be successful in providing sufficient evidence of clinical utility of our BGM Galectin-3 Test or differentiate from other diagnostic products in the manner, timeframe or under the cost parameters we anticipate, if at all. If we are unable to provide evidence of clinical utility and differentiate our BGM Galectin-3 Test, we may not be able to generate the increased revenues and market growth that we anticipate. Our failure to generate revenue from the sale of the BGM Galectin-3 Test would materially adversely impact our business, financial condition, results of operations and prospects.

We may not be able to provide evidence of clinical utility or to differentiate our current or future pipeline products, including our BGM Galectin-3 Test and our CardioSCORE Test.

Our ability to successfully commercialize the future pipeline products that we may develop will depend on numerous factors, including whether health care providers believe that any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility; whether the medical community accepts that our diagnostic products have sufficient sensitivity, specificity and predictive value to be meaningful in patient care and treatment decisions, and; whether health insurers, government health programs and other third-party payers will cover and pay for our diagnostic tests and the amount that they will reimburse. These factors may present obstacles to commercial acceptance of our diagnostic product candidates. If these obstacles arise, we may need to devote substantial time and resources to overcome these obstacles, and we might not be successful. Failure to achieve widespread market acceptance of our diagnostic products would materially harm our business, financial condition and results of operations.

We are unable to give any assurance that we will be successful in providing sufficient evidence of clinical utility of our BGM Galectin-3 Test or differentiate from other diagnostic products in the manner, timeframe or under the cost parameters we anticipate, if at all. If we are unable to provide evidence of clinical utility and differentiate our BGM Galectin-3 Test, we may not be able to generate the increased revenues and market growth that we anticipate. Our failure to generate revenue from the sale of the BGM Galectin-3 Test would materially adversely impact our business, financial condition, results of operations and prospects.

We may not be able to successfully commercialize our BGM Galectin-3 Test because its clinical indications for use do not generate broad enough customer acceptance.

We believe that the measurement of the protein biomarker galectin-3 in patients with heart failure may facilitate treatment decisions that are made regarding the intensity, locale, and nature of a heart failure patient’s ongoing care. We believe that results obtained from testing with our BGM Galectin-3 Test may be used to aid in the assessment of prognosis, reduce hospital readmissions, and help identify patients who may require more intense and specialized care such as referral to a heart failure specialist, the need for advanced diagnostics and therapies, and the need for other specialized forms of monitoring. We cannot be certain that these indications for use will generate broad enough customer acceptance to yield the increased revenues and market growth that we anticipate from adoption of the BGM Galectin-3 Test. Our failure to generate sufficiently broad customer acceptance and widespread market adoption of the BGM Galectin-3 Test would materially adversely impact our business, financial condition, results of operations and prospects.

Our automated partners may be unable to develop and/or obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms.

We have entered into worldwide license, development and commercialization agreements with Abbott Laboratories, or Abbott, bioMérieux SA, or bioMérieux, Siemens Healthcare Diagnostics Inc., or Siemens, and Alere, Inc., or Alere. To date, only bioMérieux and Abbott have launched galectin-3 tests developed for their automated platforms in Europe, under CE Mark, and only Fujirebio Diagnostics, Incorporated, or Fujirebio, on behalf of Abbott, has made a 510(k) submission to the FDA. The submission made in July 2012 by Fujirebio on behalf of Abbott was subsequently withdrawn on February, 25, 2013 after receiving the FDA’s response. Fujirebio, on behalf of Abbott, filed a new 510(k) submission with the FDA in February 2014. There are a variety of risks and uncertainties that may cause delays in, or prevent our automated partners from, successfully developing or obtaining CE Mark or regulatory clearance from the FDA for automated versions of our galectin-3 test in the timeframes we expect, or at all. Delays may result from unanticipated problems in product development, an inability to obtain regulatory clearance or approval on a timely basis. Any material delays in our partners’ receipt of regulatory clearance or approval for the automated versions of our galectin-3 test, or their failure to obtain such clearances or approvals at all, would have a material adverse effect on our business, financial condition and results of operations.

Our automated partners may be unable or decide not to commercialize automated galectin-3 tests.

We have entered into worldwide license, development and commercialization agreements with Abbott Laboratories, or Abbott, bioMérieux SA, or bioMérieux, Siemens Healthcare Diagnostics Inc., or Siemens, and Alere, Inc., or Alere. To date, only bioMérieux and Abbott have launched galectin-3 tests developed for their automated platforms in Europe, under CE Mark. Since launching in 2013, revenues from the sale of automated galectin-3 tests developed for these platforms have, thus far, been limited. We intend to leverage the commercial capabilities of our automated partners to promote the utility of our tests to clinicians, laboratory decision makers, payers, patients and other stakeholders. However, even if we are able to implement this strategy, we will be largely dependent on these third parties for the commercial success of our products. They may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. Failure of our strategy to leverage the expertise, marketing resources and installed base of our automated partners would have a material adverse effect on our future business, financial condition and results of operations.

The royalty provisions in the agreements with our partners for the automated versions of our galectin-3 test are subject to renegotiation and following renegotiation, the royalties payable to us may not be favorable to us.

The agreements we entered into with our partners who are developing and commercializing the automated versions of our galectin-3 test contain provisions that, under certain circumstances, entitle our partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective partners. In some cases, our partners’ rights to reduce the royalty amounts are triggered by the CMS payment rate being below certain agreed-upon thresholds and in other cases, our partners’ rights to reduce the royalty amounts payable to us are triggered by the average selling prices for the tests in certain regions being below certain agreed-upon price thresholds. Effective January 1, 2014 the payment rate at which our BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, was increased to $30.01 from $17.80 per test. Even with the increase, the CMS payment rate for the 2014 calendar year is still currently below the agreed-upon CMS payment rate thresholds in the agreements with our automated partners. Accordingly, the current royalty amounts payable to us under these agreements are subject to reduction by our partners, in amounts to be negotiated by us and our respective partners. There can be no assurance that in any renegotiation of these royalty provisions we will be successful in negotiating new rates that will be favorable to us.

If the marketplace does not accept our BGM Galectin-3 Test or other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.

Although we believe that our BGM Galectin-3 Test and our future pipeline products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for us. As is the case with all novel biomarkers, we must establish markets for our diagnostic tests and build those markets through physician education and awareness programs. Publication in peer reviewed journals of results from studies using our products will be an important consideration in the adoption by physicians of our products. The process of publication in leading medical journals is subject to a peer review process. Peer reviewers may not consider the results of studies of our BGM Galectin-3 Test and our future pipeline products sufficiently novel or worthy of publication. Failure to have our studies published in peer reviewed journals may adversely affect adoption of our products.

Health insurers and other third-party payers may decide not to reimburse our diagnostic products or may provide inadequate reimbursement, which could jeopardize our commercial prospects.

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

Each third-party payer makes its own decision about which tests it will cover and how much it will pay, although many payers will follow the lead of Medicare. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of our products to each payer separately, with no assurance that approval will be obtained. If third-party payers decide not to cover our diagnostic tests or if they offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited. Even if one or more third-party payers decide to reimburse for our tests, a third-party payer may stop or lower payment at any time, which could reduce revenue. We cannot predict whether third-party payers will cover our tests or offer adequate reimbursement. We also cannot predict the timing of such decisions. In addition, physicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

In the United States, the American Medical Association assigns specific CPT codes, which are a medical nomenclature used to report medical procedures and services under public and private health insurance plans. Once the CPT code is established, the CMS establishes reimbursement payment levels and coverage rules for Medicare, and private payers establish rates and coverage rules independently. Effective January 1, 2014 the payment rate at which our BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, was increased to $30.01 from $17.80 per test. The 2014 national limitation amount applies across the U.S. except in Ohio and West Virginia where rates of $23.99 and $26.40, respectively, will apply. In addition, the 2014 national limitation amount is subject to a 2% sequestration applicable to Medicare services. Additionally, any or all of our diagnostic tests developed in the future may not be approved for reimbursement or may be approved at a level that limits our commercial success.

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

The clinical diagnostics industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we do. Some of these competitors and potential competitors have more experience than we do in the development of diagnostic products, including validation procedures and regulatory matters. In addition, we expect that our diagnostic products, if successfully developed, will compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we do. We are aware of other diagnostic tests under development, which, if successfully developed and commercialized, would compete with our products.

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

To pursue the development and validation of our diagnostic tests, we need access, over time, to thousands of patient samples, including blood, blood plasma and serum, urine and other fluids. We do not have direct access to a supply of patient samples. As a result, we have made arrangements with third parties, such as academic medical centers, government programs and payers such as Humana that have given us access to a significant number of patient samples for the development and validation of our diagnostic tests. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are “Covered Entities” under HIPAA. Under this law, these parties may have to obtain proper authorization from their patients, de-identify samples or take some other step to permit the subsequent use of those samples and associated clinical information. We are not presently a Covered Entity or a Business Associate of a Covered Entity subject to HIPAA; however, we may become a Covered Entity or a Business Associate of a Covered Entity in the future. We may lose access to patient samples provided by such third parties, or have that access limited, because the third parties decrease the number of patient samples they provide, due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting our ability to obtain patient samples and associated information. In certain instances, we owe the party providing the samples for our research programs payments which may be related to the sales of products derived from those research programs. In addition, we may be forced to actively pursue patient samples from other sources for the diagnostic testing indications we pursue, which could be expensive and time consuming. If we fail to secure and maintain an adequate supply of patient samples, or if our existing supply arrangements are terminated or result in access to fewer samples than expected, our ability to pursue our development efforts may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we engage in activities that make us a covered entity for HIPAA purposes, such as electronic billing of third party payers, we will have to implement a comprehensive HIPAA compliance program. HIPAA compliance is a costly and time consuming process. Failure to comply would have a material adverse effect on our business, financial condition and results of operations.

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

In the United States, we may seek FDA clearance or approval for our products prior to their launch for clinical use, whether offered as a diagnostic kit or laboratory service. The FDA process can be lengthy and unpredictable. For example, for our first product, the BGM Galectin-3 Test for heart failure, we initially submitted a 510(k) premarket notification to the FDA in March 2009. Upon review of our 510(k) application, the FDA determined that our device was not substantially equivalent to the legally marketed device to which we claimed substantial equivalence and therefore denied clearance. The FDA indicated that additional clinical and other data were required in support of our filing, and we submitted a new 510(k) application in December 2009 with additional data. In February 2010, we received a letter from the FDA regarding our 510(k) application that requested additional clinical and statistical information to support our application and, after further contact with the FDA, we submitted our formal response to the FDA letter in August 2010. We finally received 510(k) clearance from the FDA in November 2010 for our BGM Galectin-3 Test as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In addition, even after having received clearance for the initial indication of the test, we have had difficulty obtaining clearance for a second indication to identify individuals who do not currently have, but are at increased risk for developing, heart failure. In May 2012, we submitted a 510(k) to the FDA for the second indication of the BGM Galectin-3 Test. In July 2012, we received a letter from the FDA regarding our 510(k) that requested additional information, including information regarding our clinical validation study, the Framingham Heart Study, and additional analytical study data. We submitted our response to the FDA in November 2012, but based on our dialogue with the FDA, the nature of the additional information requested and the time required to address the FDA’s questions regarding various matters including the age of the blood samples used to support our 510(k), we allowed the 510(k) to expire on the January 23, 2013 deadline for submitting our response to the FDA. We are currently evaluating our options for submitting 510(k) applications for new indications for our galectin-3 test. There can be no assurance as to when we may be in a position to submit new 510(k) applications for other indications for our galectin-3 test to the FDA, if at all.

Although we have received FDA clearance for the microplate version of our BGM Galectin-3 Test for heart failure, we may not obtain regulatory clearance for automated versions of this test when expected, if at all.

Commercial introduction of the automated versions of our galectin-3 test will require FDA clearance or approval. For example, Fujirebio, on behalf of our partner Abbott, is our first partner to file for 510(k) regulatory clearance of an automated version of the test in the U.S. Fujirebio is developing the test for use on Abbott’s ARCHITECT® immunochemistry instrument platform. Fujirebio submitted its 510(k) to the FDA in July 2012 and received a letter from the FDA in July 2012 requesting additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k). Due to the nature of the additional information requested and the time required to address the FDA’s questions, Fujirebio withdrew the 510(k) immediately prior to the FDA-designated February 25, 2013 deadline. Fujirebio submitted its new 510(k) to the FDA in February 2014. There can be no assurance that the FDA will not raise additional questions based on Fujirebio’s new 510(k) submission.

Changes in regulatory review procedures, approval requirements or enactment of additional regulatory approval requirements may delay or prevent us from marketing our proposed products.

To market our products in Europe, we must obtain a CE Mark and may, in some cases, need marketing approval from the European Medicines Agency. In October 2009, we obtained a CE Mark in Europe for our first product, the BGM Galectin-3 Test for heart failure. In December 2012, we obtained a CE Mark in Europe for our second product, the CardioSCORE test. In addition, we have partnered with four leading diagnostic instrument manufacturers which are developing automated instrument versions of our galectin-3 test. In January 2013, bioMérieux obtained a CE Mark in Europe for an automated version of our galectin-3 test and is executing a phased launch of the test in Europe and in certain other territories that recognize the CE Mark. In April 2013, Abbott obtained a CE mark for its automated version of our galectin-3 test and has since initiated its commercial launch in Europe. To date, we have found the CE Mark process to be a productive means of executing our commercialization strategy in Europe and in other countries that recognize the CE Mark. If, however, the CE Mark process becomes more onerous, costly or time-consuming, we will need to re-evaluate our ex-U.S. commercialization strategy and invest more of our limited resources before even entering the market with our products.

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

We do not currently receive significant revenue from sales of our cardiovascular diagnostic tests, though we anticipate that a substantial portion of any future product revenue will be generated from sales of our cardiovascular diagnostic tests. We are actively marketing and selling our first product, the BGM Galectin-3 Test for heart failure, and, to date, we have recognized only a modest amount of revenue from galectin-3 test sales. In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, the FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our medical review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. We are currently analyzing the results of the medical review. When completed, the results obtained from our analysis of data collected from the medical review will guide our go-forward regulatory, commercial and investment strategy for the CardioSCORE test in the United

States. If these results enable us to file a new 510(k) for the same or a modified intended use, the FDA may have substantive comments on our new 510(k) and require that we submit further additional information and data prior to clearing our 510(k). The FDA may not clear our 510(k) in a timely manner, or at all, or may determine that our device is not substantially equivalent to a legally marketed device. If the FDA denies our request for 510(k) clearance, we may be required to seek and obtain premarket approval, or PMA. The PMA process is more complex, costly and time-consuming than the 510(k) process. In addition, the FDA may clear our CardioSCORE test for a narrower indication than we are seeking, in which case the market for our test could be significantly reduced. The occurrence of any of these events would adversely affect our commercial opportunity and our business, financial condition and results of operations.

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

Health care reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing health care reform. Any government-adopted reform measures could adversely impact the pricing of health care products, including our diagnostic products, and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payers of health care services to contain or reduce health care costs may adversely affect our ability to set prices we believe are fair for any diagnostic products we may develop and commercialize. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially interrupt the sale of future diagnostic tests, increase costs, divert management’s attention and adversely affect our ability to generate revenues and achieve profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the U.S. government, new health care legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell any diagnostic products we may develop and commercialize profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. health care system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA,

which may have far reaching consequences for life science companies like us. As a result of this legislation, substantial changes could be made to the current system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payers and government programs, such as Medicare and Medicaid, the creation of a government-sponsored health care insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. In addition, certain members of Congress remain fixated on the repeal of some or all of PPACA, adding further uncertainty to the law’s future impact on us.

Further federal and state proposals and health care reforms could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the PPACA, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

Risks Related to Our Intellectual Property

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property proves inadequate, our ability to successfully commercialize our proposed products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and diagnostic tests that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. We rely on both patents and trade secrets to protect the proprietary aspects of our methods and discoveries. As of February 28, 2014, we have 5 issued U.S. patents and 13 pending patent applications filed either with the U.S. Patent and Trademark Office or under the PCT and foreign counterparts of certain of these patent applications. A subset of the intellectual property that we own or license relates to our galectin-3 test. This intellectual property includes U.S. Patent Nos. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and nine corresponding patent applications pending in the United States and abroad, as well as issued patents in Europe, Australia, China, Hong Kong and Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U.S. Patent No. 8,084,276 is scheduled to expire in September 2024. We own a U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own seven U.S. patent applications filed either with the U.S. Patent and Trademark Office or under the PCT, and foreign counterparts of these patent applications related to methods for clinical evaluation of subjects and therapies based on galectin-3 measurements. A subset of the intellectual property that we own relates to our CardioSCORE test. This intellectual property includes U.S. Patent Application No. 12/946,470 and three corresponding patent applications abroad, and U.S. Patent Application No. 13/765,366 and one corresponding patent application filed under the PCT. Any patent issuing from the earliest-filed U.S. application could expire as early as 2030. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection. Several of our owned and licensed patent applications are in an early stage of prosecution, and we cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

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

We have only a limited number of employees to manage and operate our business.

As of February 28, 2014, we employed 23 full-time employees. Due to our limited cash, we have implemented a plan designed to focus our capital resources on our most promising indications and further reduce our cash utilization. Our focus on reducing our cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon Health Diagnostic Laboratory, Inc., or HDL, which was responsible for approximately 74% of our galectin-3 sales in 2013. Any disruption in HDL’s operations or problems that otherwise adversely affect our business relationship with HDL could result in a delay or interruption of the sales volume of our galectin-3 test.

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon HDL, which was responsible for approximately 74% of our galectin-3 test sales in 2013. In March 2011, we entered into a supply agreement with HDL pursuant to which HDL agreed to make our microplate galectin-3 test available to physicians in the United States. Under the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance as reasonably requested by HDL, and HDL agreed to perform certain sales, marketing and marketing education activities in support of our galectin-3 test. Accordingly, we may suffer losses as a result of any business interruptions experienced by HDL or if our relationship with HDL is otherwise adversely affected. Any prolonged disruption in HDL’s operations or problem that otherwise undermines our business relationship with HDL could have a significant negative impact on our ability to execute on our commercialization strategy for our galectin-3 test in the United States and to increase the sales volume of our galectin-3 test.

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

Risks Related To Our Common Stock

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Capital Market. Additionally, the public float of our common stock is approximately 66% of our outstanding shares of common stock, as of February 28, 2014, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

Since our initial listing on The NASDAQ Global Market on February 4, 2011 and the transfer of our listing to The NASDAQ Capital Market on January 27, 2014, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies quoted on The NASDAQ Capital Market. The quotation of our common stock on The NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

The public float of our common stock is approximately 66% of our outstanding shares of common stock, as of February 28, 2014, which adversely affects the liquidity of the trading market for our common stock; in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our stock price is likely to be volatile and the market price of our common stock may drop.

Prior to our initial public offering in February 2011, there was no public market for our common stock and having been a publicly traded company for only three years, it is too early to determine whether an active trading market will develop and continue. There is a limited history, exacerbated by low average daily trading volume, on which to gauge the volatility of our stock price. The stock markets and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. For example, our common stock traded as high as $3.15 and as low as $0.55 during 2013. Some of the many factors that may cause the market price of our common stock to fluctuate include:

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

Certain of our directors, principal stockholders and/or their affiliates, including Flagship Ventures, or Flagship, General Electric Pension Trust, or GE, and Stelios Papadopoulos control approximately 40% of our outstanding common stock as of February 28, 2014. Accordingly, these stockholders, if acting as a group, or Flagship, which alone controls approximately 29% of our outstanding common stock as of February 28, 2014, will have control or substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this control or substantial influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive investors of the opportunity to receive a premium for our common stock as part of a sale and could adversely affect the market price of our common stock.

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on The NASDAQ Capital Market and our potential delisting matter was closed on March 11, 2014. However, as disclosed in a Current Report on Form 8-K dated November 15, 2013, on November 14, 2013, we were notified by NASDAQ that we no longer satisfied the $50 million market value of listed securities requirement for continued listing on The NASDAQ Global Market and that our common stock was therefore subject to delisting. We subsequently requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, and during the hearing on January 9, 2014 we requested, and later in January 2014 we received, the approval from the Panel to transfer the listing of our common stock to The NASDAQ Capital Market pursuant to an extension within which to evidence compliance with the continued listing requirements by April 15, 2014. Accordingly, our common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market on January 27, 2014. On March 11, 2014, we were notified by NASDAQ that we had regained compliance with the minimum market value of listed securities rule and the NASDAQ matter had been closed.

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted in the future. A delisting of our common stock from The NASDAQ Capital Market could substantially further reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

The requirements of being a public company require greater resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with equity securities listed on The NASDAQ Capital Market, we now incur significant legal, accounting and other expenses that we did not incur as a private company. We are required to comply with certain rules, regulations and requirements with which we were not required to comply prior to becoming a public company.

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

For the year ended December 31, 2012, we determined that we had a material weakness in internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading of our stock.

For the fiscal year ended December 31, 2012, we determined that we had a material weakness in our internal control over financial reporting. Our efforts to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent auditor’s audit of that assessment requires the commitment of significant financial and managerial resources. Since having become a publicly traded company in February 2011, we have continually assessed the adequacy of our internal control over financial reporting, and the year ended December 31, 2012 was the first time that our independent auditor was required to audit that assessment. In the course of our assessment and our auditor’s audit of our assessment, deficiencies in our internal control over financial reporting for the year ended December 31, 2012 were identified, including: (i) the documentation of our internal controls over financial reporting was missing adequate evidential matter to provide reasonable support for management’s assessment of the effectiveness of the controls; (ii) our design and implementation of certain controls were incomplete; (iii) we did not complete our documentation with sufficient specificity to demonstrate the operating effectiveness of our controls; (iv) we did not have sufficient time to adequately test the operating effectiveness of our controls prior to December 31, 2012; and (v) we did not have sufficient time to implement certain key information technology controls, including access controls and change management controls prior to December 31, 2012. These deficiencies collectively result in a material weakness, which is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Immediately following our identification of the material weakness, in early 2013, we hired an external specialist who assisted us to develop, implement and execute a plan to make necessary improvements to our internal control over financial reporting, including: (i) remediating our controls documentation in areas that lacked specificity; (ii) adding documentation to evidence the operating effectiveness of existing controls, and (iii) completing the implementation of certain key information technology controls, including access controls and change management controls. Following the implementation and execution of our remediation plan during 2013, our management concluded that our disclosure controls and procedures were effective as of December 31, 2013. Our independent auditor was not required to audit management’s assessment at that time, because the market value of our common stock held by non-affiliates was less than the threshold required by Section 404 of the Sarbanes-Oxley Act of 2002. If we determine in future fiscal periods that we have other material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted or we could be required to restate our financial statements. In addition, our failure to successfully remediate a material weakness in the future could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

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

Certain provisions of our restated certificate of incorporation and restated bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease approximately 11,700 square feet of office space at 880 Winter Street, Waltham, Massachusetts 02451. The term of our current lease expires in December 2018 with a renewal option for five years.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any litigation in any court, and management is not aware of any pending proceeding by any governmental authority against us.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Global Market on February 4, 2011 under the symbol “BGMD” and was transferred to the NASDAQ Capital Market on January 27, 2014 where it continues to trade under the same symbol. The following table sets forth the high and low sales prices of our common stock as quoted on The NASDAQ Global Market for the periods indicated.

2013:	High	Low
First Quarter	$3.15	$1.11
Second Quarter	$2.17	$1.21
Third Quarter	$1.40	$0.83
Fourth Quarter	$1.70	$0.55

2012:	High	Low
First Quarter	$12.80	$4.49
Second Quarter	$7.50	$3.75
Third Quarter	$7.05	$3.35
Fourth Quarter	$4.48	$1.00

Stockholders

As of February 28, 2014, there were approximately 34 stockholders of record of the 27,937,062 outstanding shares of our common stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2013. The selected financial data for each of the five years in the period ended December 31, 2013 have been derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with such audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

Consolidated statements of operations data:	2013	2012	2011	2010	2009
		(in thousands, except share and per share data)
Revenues
Product revenues	$3,683	$2,570	$451	$11	$—
Service revenues	390	245	1,183	808	8,490

Total revenues	4,073	2,815	1,634	819	8,490

Costs and operating expenses:
Product costs	1,247	841	172	4	—
Service costs	142	116	447	782	8,431
Research and development	3,735	7,582	7,998	6,539	8,527
Selling and marketing	6,193	9,451	5,293	3,788	3,718
General and administrative	7,130	7,553	5,209	4,312	3,802

Total costs and operating expenses	18,447	25,543	19,119	15,425	24,478

Loss from operations	(14,374)	(22,728)	(17,485)	(14,606)	(15,988)
Non-cash consideration associated with stock purchase agreement	(329)	—	—	—	—
Interest income	15	22	31	5	121
Interest expense (1)	(1,168)	(1,083)	(89)	(2,792)	(244)
Other income (expense)	7	20	(39)	231	(26)

Net loss	(15,849)	(23,769)	(17,582)	(17,162)	(16,137)
Accretion of redeemable convertible preferred stock	—	—	(118)	(1,034)	(977)

Net loss attributable to common stockholders	$(15,849)	$(23,769)	$(17,700)	$(18,196)	$(17,114)

Net loss attributable to common stockholders per share – basic and diluted	$(0.58)	$(1.18)	$(1.00)	$(6.12)	$(5.84)

Weighted-average common shares outstanding used in computing per share amounts – basic and diluted	27,212,837	20,215,956	17,638,139	2,971,434	2,930,818

(1) Interest expense in the year ended December 31, 2010 includes non-cash charges of $2.3 million related to expense arising from the issuance of warrants issued in connection with convertible debt that were accounted for as debt discount and beneficial conversion features on convertible debt. Such amounts were immediately recognized as interest expense because the debt was due upon demand.

	As of December 31,
Consolidated balance sheet data:	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents, restricted cash, and marketable securities	$7,751	$13,176	$24,439	$2,425	$10,393
Total assets	9,353	15,241	26,110	7,027	12,625
Long-term debt, including current portion	7,314	9,857	—	6,372	1,252
Total liabilities	10,422	14,932	5,218	12,343	5,467
Redeemable convertible preferred stock	—	—	—	72,093	71,059
Convertible preferred stock	—	—	—	1,708	1,708
Accumulated deficit	(152,938)	(137,089)	(113,320)	(95,738)	(78,576)
Total stockholders’ (deficit) equity	(1,069)	309	20,892	(77,409)	(63,901)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are developing and commercializing diagnostic products that may be used to help guide the care and management of patients who suffer from heart failure and related disorders.

Our BGM Galectin-3 Test is our first FDA cleared and CE Marked diagnostic product. It is currently available as a blood test in the United States and the EU. Our BGM Galectin-3 Test was included in the 2013 American College of Cardiology Foundation and the American Heart Association Guideline for the Management of Heart Failure.

We market and sell our BGM Galectin-3 Test kits to health care clinical laboratories, hospitals, and health care providers. We hope to accelerate the clinical and commercial adoption of galectin-3 testing by generating, publishing and publicizing data derived from clinical research studies that have incorporated our BGM Galectin-3 Test and by expanding our BGM Galectin-3 Test’s indications for use. We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world.

We are developing a pipeline of diagnostic products by leveraging our intellectual property and the mining of data generated from a patient cohort and specimen repository to which we have exclusive access for the development of diagnostic products. Among the products in development is our CardioSCORE Test, a biomarker-based blood test designed as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke.

During the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have evolved from a research and development company to a commercial diagnostics company. Our transition to a commercial organization began with the FDA 510(k) clearance of our first diagnostic product, the BGM Galectin-3 Test, in November 2010. The transition was substantially completed in the first half of 2013 with the elimination of research and development activities no longer core to our commercial strategy. In addition, we became a publicly traded company after completing the initial public offering of our common stock in February 2011.

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

Revenue Recognition

Revenue is recognized when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable, and; (iv) collectability is reasonably assured.

Product Revenues

We sell our products through supply agreements with laboratory testing services and diagnostic testing distributors and directly to hospitals and clinics. We recognize revenue when products are received by customers, at which time both title and risk of loss have passed to the customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.

Revenues are recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Freight costs billed to customers are recorded as revenue.

We do not currently provide an allowance for doubtful accounts or sales returns as we have not experienced any credit losses, and returns are only allowed for defects in workmanship.

Service Revenues

Our revenues have historically been generated through initiatives, collaborations and biomarker discovery and analysis services agreements. The services we provide under these agreements typically include the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. In some cases, we have retained certain intellectual property rights to the biomarkers identified in the course of these arrangements. The revenue arrangements have a stated term and we have no obligations or ongoing commitments after the specified term of the arrangement. During the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations, service revenues are primarily attributable to the activities from the HRP initiative, for which all revenue has been recorded as of December 31, 2013. We do not expect to record service revenues in 2014 or beyond.

Revenues generated from collaborations and initiatives include revenue from research services and technology licensing agreements. Under these arrangements, we are contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. We have accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no standalone value to the individual elements. We consider the terms and conditions of each agreement and recognize revenues based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. We believe that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. We make adjustments, if necessary, to the estimates used in its calculations as work progresses and as such changes are known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates.

Payments received on uncompleted long-term contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenues in the accompanying consolidated balance sheets. Payments received prior to commencement of a contract are recorded as customer deposits.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Product revenues

Our product revenues are primarily derived from sales of our BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

Service revenues

Our service revenues have historically been generated through initiatives, collaborations and biomarker discovery and analysis services agreements. The services we provide under these agreements typically include the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. In some cases, we have retained certain intellectual property rights to the biomarkers identified in the course of these arrangements. The revenue arrangements have a stated term and we have no obligations or ongoing commitments after the specified term of the arrangement. Service revenues are primarily attributable to the activities from the HRP initiative, for which all revenue has been recorded as of December 31, 2013. We do not expect to record service revenue in 2014 or beyond.

	Years ended December 31,		% Increase
	2013	2012
	(in thousands)
Total revenues
Product	$3,683	$2,570	43%
Service	390	245	59%

Total revenues	$4,073	$2,815	45%

Total revenues increased by 45%, or $1.3 million, to $4.1 million in 2013 from $2.8 million in 2012.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and increased in 2013 by $1.1 million, to $3.7 million from $2.6 million in 2012. The increase in product revenues in 2013 results primarily from increased sales volume from our largest specialty cardiovascular laboratory provider and from third-party clinical research studies. The growth in product revenues in 2013 primarily reflects domestic sales of the BGM-Galectin-3 Test. We have not yet recorded significant royalties from sales of Abbott or bioMérieux’s automated galectin-3 assays.

In 2013 and 2012, our top three customers accounted for approximately 83% and 92%, respectively, of our galectin-3 test sales, of which our single largest customer accounted for 74% and 81%, respectively. Because of concentration in the number of our customers, the timing of orders of our galectin-3 test may fluctuate significantly from month to month and quarter to quarter.

As a result of the increase in our CMS reimbursement rate from $17.80 in 2013 to $30.01 in 2014, an expanding network of laboratories offering galectin-3 testing and the launch of automated versions of the galectin-3 test under CE mark by two of our automated partners, we anticipate that our product revenues will increase in 2014.

Service revenues increased by 59%, or $145,000, to $390,000 in 2013 from $245,000 in 2012. The increase in service revenues was primarily due to the close out of program activities under our HRP initiative. There is no further revenue to recognize under this project as of December 31, 2013; and accordingly, we do not expect to record service revenues in 2014 or beyond.

Product costs

Our product costs consist of expenses related to our BGM Galectin-3 Test. These expenses include the contract-manufacturing of the tests, the medical device excise tax, freight and royalty expenses payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from sales of the test. Product costs exclude depreciation and amortization included in operating expenses below.

	Years ended December 31,		% Increase (Decrease)
	2013	2012
	(in thousands)
Product costs	$1,247	$841	48%

Product gross margin	66%	67%	(1%)

Product costs increased by $406,000, to $1.2 million in 2013 as compared to $841,000 in 2012. The increase in product costs was commensurate with the increase in product revenue from increased sales of the BGM Galectin-3 Test and royalty expenses.

The decrease in product gross margin by one percentage point in 2013 resulted primarily from the medical device excise tax, which was effective beginning January 1, 2013.

Service costs

Our service costs consist primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses.

	Years ended December 31,		% Increase
	2013	2012
	(in thousands)
Service costs	$142	$116	22%

Service costs increased by 22%, or $26,000, to $142,000 in 2013 as compared to $116,000 in 2012. The increase in service costs is attributable to the closeout of the activity in the HRP initiative. The Company does not expect to incur service costs in 2014 and beyond.

Operating expenses

	Years ended December 31,		% Decrease
	2013	2012
	(in thousands)
Operating expenses
Research and development	$3,735	$7,582	(51%)
Selling and marketing	6,193	9,451	(34%)
General and administrative	7,130	7,553	(6%)

Operating expenses	$17,058	$24,586	(31%)

Research and development

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

Research and development expenses decreased by 51%, or $3.9 million, to $3.7 million in 2013 as compared to $7.6 million in 2012. The decrease is primarily attributable to decreased biomarker discovery research costs of $3.0 million resulting from a strategic reorganization initiated in the fourth quarter of 2012 and completed in the first half of 2013 to eliminate our early stage biomarker discovery activities in order to re-focus our resources on building additional commercialization capabilities, the completion of an automated version of our galectin-3 test in collaboration with a partner and costs of $0.8 million relating to the completion of the CardioSCORE medical review and adjudication process.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test. In 2013, we built a dedicated sales team for the market development and commercialization of our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 34%, or $3.3 million, to $6.2 million in 2013 as compared to $9.5 million in 2012. The decreased expenditures of $3.3 million were primarily due to the transition of our sales efforts in the United States from a contract cardiovascular clinical liaison group to a dedicated internal BGM Galectin-3 Test sales team, and the refocusing of our marketing activities from market education to commercialization.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relations services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 6%, or $423,000, to $7.1 million in 2013 compared to $7.6 million in 2012. This decrease is due primarily to a decrease in compensation related charges and travel, partially offset by an increase in professional services and facilities-related cost allocations.

Other income and expense

The following table summarizes other (expense) income for the years ended December 31, 2013 and 2012:

	Years ended December 31,		% Decrease
	2013	2012
	(in thousands)
Other (expense) income
Non-cash consideration associated with stock purchase agreement	$(329)	$—	—
Interest income/other income	22	42	(48%)
Interest expense	(1,168)	(1,083)	(8%)

Total other (expense) income	$(1,475)	$(1,041)	(42%)

Other (expense) income increased by $0.4 million primarily resulting from a non-cash commitment fee required by our stock purchase agreement with Aspire Capital Fund, LLC, and a full twelve months of interest expense in 2013 on our term loan as we entered into our term loan facility in February 2012.

Comparison of the Years Ended December 31, 2012 and 2011

	Years ended December 31,		% Increase (Decrease)
	2012	2011
	(in thousands)
Total revenues
Product	$2,570	$451	470%
Service	245	1,183	(79%)

Total revenues	$2,815	$1,634	72%

Total revenues increased by 72%, or $1.2 million, to $2.8 million in 2012 from $1.6 million in 2011.

Product revenues are comprised solely of sales of our BGM Galectin-3 Test and increased in 2012 by $2.1 million, to $2.6 million from $451,000 in 2011. This growth resulted from increased sales to our regional and national reference laboratory provider customers. In 2012, our top three customers accounted for approximately 92% of our galectin-3 test sales, of which our single largest customer accounted for 81% of our galectin-3 test sales.

Service revenues decreased by 79%, or $938,000, to $245,000 in 2012 from $1.2 million in 2011 primarily due to the winding down of remaining program activities under our HRP initiative.

Product costs

	Years ended December 31,		% Increase
	2012	2011
	(in thousands)
Product costs	$841	$172	389%

Product gross margin	67%	62%	5%

Product costs increased by $669,000 to $841,000 in 2012 as compared to $172,000 in 2011. The increase in product costs was commensurate with the increase in product revenues from increased sales of the BGM Galectin-3 Test and royalty expenses.

The increase in product gross margin by five percentage points in 2012 resulted from improvement in the sales mix between laboratory providers and distributors.

Service costs

	Years ended December 31,		% Decrease
	2012	2011
	(in thousands)
Service costs	$116	$447	(74%)

Service costs decreased by 74%, or $331,000, to $116,000 in 2012 as compared to $447,000 in 2011. The decrease in service costs was primarily attributable to the reduced activity from the HRP initiative and $125,000 adjustment in research and development accruals.

Operating expenses

	Years ended December 31,		% Increase (Decrease)
	2012	2011
	(in thousands)
Operating Expenses
Research and development	$7,582	$7,998	(5%)
Selling and marketing	9,451	5,293	79%
General and administrative	7,553	5,209	45%

Operating expenses	$24,586	$18,500	33%

Research and development

Research and development expenses decreased by 5%, or $416,000, to $7.6 million in 2012 as compared to $8.0 million in 2011. The decrease was primarily attributable to the elimination of biomarker discovery research activities in the fourth quarter of 2012.

Selling and marketing

Selling and marketing expenses increased by 79%, or $4.2 million, to $9.5 million in 2012 as compared to $5.3 million in 2011. The increased expenditures of $4.2 million were primarily due to the increased activities from the United States and Europe contract cardiovascular clinical liaisons expenses of $1.8 million, medical education programs of $805,000, post-marketing research studies of $178,000, trade show activities of approximately $520,000, and marketing promotional materials of $475,000, which were associated with the commercialization support for the BGM Galectin-3 Test.

General and administrative

General and administrative expenses increased by 45%, or $2.3 million, to $7.6 million in 2012 compared to $5.2 million in 2011. This increase was due primarily to senior management severance and recruitment costs, legal expenses and non-cash stock compensation expenses.

Other income and expense

The following table summarizes other (expense) income for the years ended December 31, 2012 and 2011:

	Years ended December 31,		% Increase
	2012	2011
	(in thousands)
Other (expense) income
Interest income/other income (expense)	$42	$(8)	625%
Interest expense	(1,083)	(89)	1,117%

Total other (expense) income	$(1,041)	$(97)	973%

Interest income decreased by 29%, or $9,000, to $22,000 in 2012 as compared to $31,000 in 2011. The decrease was primarily due to lower interest rates on lower account balances. Interest expense increased by $1.0 million to $1.1 million in 2012 as compared to 2011. Interest expense for 2012 was comprised of cash interest and amortization of debt issuance costs associated with our February 2012 term loan facility of $838,000 and $245,000, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have included our cash balances, sales of our equity securities, term loan, product revenue from sales of the BGM Galectin-3 Test, and service revenue from the HRP initiative. As of December 31, 2013, we had $7.8 million of cash and working capital of $1.5 million.

Product and Service Revenues

During the fiscal years ended December 31, 2013, 2012 and 2011, we have recognized product revenues of approximately $3.7 million, $2.6 million and $0.5 million, respectively, and service revenues related to research and development initiatives and collaborations of approximately $0.4 million, $0.2 million and $1.2 million, respectively. However, since all revenue under the HRP initiative has been recorded as of December 31, 2013, we do not expect services revenues to continue into 2014 and beyond.

Initial Public Offering

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

Common Stock Purchase Agreement with Aspire Capital

On January 24, 2013, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, we initially issued 132,743 shares of our common stock as a commitment fee. Our sales to Aspire will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement. At December 31, 2013 our closing stock price was $1.04 per share and during 2013 our stock has traded near and below the $1.00 floor price required by the Purchase Agreement. If in the future, the closing price of our common stock falls below the $1.00 floor price, we would not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in May 2015.

Over the term of the Purchase Agreement, assuming our common stock is trading above the $1.00 minimum floor price that is required to use the facility, we have two ways to elect to sell common stock to Aspire on any business day we select: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

We also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that we maintain the effectiveness of our registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at December 31, 2013 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015.

May 2013 Loan Amendment

In May 2013, the loan and security agreement was amended to allow for a three month deferral of principal payments beginning May 1, 2013 and to allow for up to an additional three months of deferral based on us meeting certain minimum liquidity requirements, as defined in the amendment. We made principal payments in March and April 2013 prior to the signing of the amendment. We did not meet the additional liquidity requirements, as defined in the amendment, and, accordingly, principal payments resumed on August 1, 2013. The amendment also increased certain loan fees by $50,000, and amended the terms of the warrants, as discussed below.

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

At December 31, 2013, we had $7.5 million outstanding under the term loan and had an unamortized debt discount of $0.2 million.

Net Cash Flows

	Years Ended December 31,			Change
Summary Cash Flow Information	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,288)	$(21,333)	$(14,966)	$6,045	$(6,367)
Investing activities	(32)	(85)	(93)	53	8
Financing activities	10,285	10,330	36,508	(45)	(26,178)

Net (decrease) increase in cash and cash equivalents	(5,035)	(11,088)	21,449	6,053	(32,537)

Cash and cash equivalents	$7,751	$12,786	$23,874	$(5,035)	$(11,088)

Years Ended December 31, 2013 and 2012

Net cash used in operating activities decreased primarily due to a decrease in our net loss for 2013 compared to 2012, partially offset by a decrease in non-cash charges and changes in working capital related primarily to decreases in accounts payable, accrued expenses and other current liabilities in 2013.

Net cash used in investing activities decreased due to the proceeds received from the sale of laboratory equipment.

In 2013, cash flows from financing activities included net proceeds of $12.8 million received from our follow-on public offering, partially offset by payments on our term loan of $2.5 million. In 2012, we received net proceeds of $9.7 million upon entering into our term loan and received proceeds of $0.5 million from the exercise of stock options.

Years Ended December 31, 2012 and 2011

Net cash used in operating activities increased $6.4 million to $21.3 million compared to $15.0 million of cash used in operating activities in 2011. The principal use of cash in operating activities was primarily due to increased marketing activities and general and administrative expenses.

Net cash used in investing activities decreased by $8,000 to $85,000 in 2012 from $93,000 in 2011. This decrease was primarily due to a decrease in the purchase of property and equipment.

In 2012, we received net proceeds of $9.7 million from our term loan and $0.5 million from stock option exercises compared to net proceeds from our initial public offering of $36.1 million in 2011. As a result, net cash provided by financing activities in 2012 decreased by $26.2 million to $10.3 million from $36.5 million in 2011.

Funding Requirements

During 2013, we incurred a net loss of $15.8 million and used $15.3 million of cash in operations, and expect to continue to incur losses and use cash during 2014 and beyond. At December 31, 2013, we had cash totaling $7.8 million, and an outstanding balance of $7.5 million under our secured term loan facility.

We believe that our existing cash will be sufficient to fund our operations into the third quarter of 2014. For the full year 2014, as compared to 2013, we expect to increase our revenues from the higher reimbursement levels described below and engaging additional laboratory providers, and to decrease our operating expenses. If forecasted revenue increases are not realized in the near term and we are unable to access additional financing from our Purchase Agreement with Aspire Capital or other sources, we will be required to implement aggressive cost reduction strategies. These reductions would significantly impact activities related to the development and commercialization of The BGM Galectin-3 test. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization activities and could harm our business, financial condition and results of operations.

The level of reimbursement for our BGM Galectin-3 Test is one of many key influences on expanding commercial interest in adoption of our test. Effective January 1, 2014 the payment rate at which our BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, was increased to $30.01 from $17.80 per test. The 2014 national limitation amount applies across the U.S. except in Ohio and West Virginia where rates of $23.99 and $26.40, respectively, will apply. In addition, the 2014 national limitation amount is subject to a 2% sequestration applicable to Medicare services.

In addition, we have one customer that generated 74%, 81% and 76% of our product revenues in 2013, 2012 and 2011, respectively, so any change in sales to that customer may have a material adverse effect on our ability to generate revenue to fund the continued operation of our business.

In addition to our cash, we may require Aspire Capital Fund, LLC to purchase up to $12 million of our common stock under the Purchase Agreement, subject to the conditions and limitations contained therein, including a floor price of $1.00 per share. At December 31, 2013 our closing stock price was $1.04 per share and during 2013 our stock has traded near and below the $1.00 floor price required for us to use the Purchase Agreement. To date during 2014 the closing stock price has ranged from a high of $2.08 to a low of $1.09. If in the future, the closing price of our common stock falls below the $1.00 floor price, we would not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in May 2015.

At December 31, 2103, we have an outstanding balance of $7.5 million under the term loan facility and we are required to repay the principal monthly through maturity in September 2015. Our term loan is secured by substantially all of our assets. Our loan and security agreement contains customary events of default that entitle the lenders to cause any or all of our indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash. The events of default include, among others, acceleration under a material adverse effect clause.

Until we have repaid all amounts due to the lenders under this term loan facility, our ability to raise additional funds through other debt financings is limited.

We expect to devote substantial resources to continue our focus on the development and commercialization of our novel cardiovascular diagnostics tests: the BGM Galectin-3 Test and the CardioSCORE test. We are in the early stages of commercializing our BGM Galectin-3 Test. Interest in our BGM Galectin-3 Test is increasing as a result of our market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, we will need to generate significant product revenues.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

•	our need and ability to hire additional management and scientific and medical personnel;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
•	our ability to raise additional funds to finance our operations and service our debt;
•	the trading price of our common stock being above the $1.00 minimum floor price that is required for us to use the Purchase Agreement with Aspire Capital;
•	the trading price of our common stock; and
•	our ability to maintain compliance with the continued listing requirements of The NASDAQ Capital Market.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The following table sets forth our payment obligations as of December 31, 2013 under contracts that provide for fixed and determinable payments over the periods indicated.

	Total	2014	2015	2016	2017	2018
	(in thousands)
Operating leases	$1,919	$377	$383	$388	$394	$377
Term loan, including interest	8,321	4,981	3,340	—	—	—
Contract services	725	725	—	—	—	—

Total	$10,965	$6,083	$3,723	$388	$394	$377

We do not have any contractual obligations or commitments which extend beyond 2018.

On June 10, 2013, we entered into a lease agreement with a landlord in Waltham, Massachusetts and we moved our corporate headquarters to the new facility on August 19, 2013. We are leasing space in the new facility for an initial term of five years and four months, with an option to renew for one additional five-year term at the then prevailing market rental rate. The Fixed Rent, as defined, totals approximately $1.9 million over the initial term. We began monthly rent payments at this facility in December 2013.

In 2012, we entered into a secured loan facility with General Electric Capital Corporation and Comerica Bank and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction, the terms of which, as amended in May 2013, are reflected in the table above.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;
•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;
•	our ability to obtain regulatory clearance from the FDA for our CardioSCORE test and certain additional indications for our galectin-3 test;
•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;
•

our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;
•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;
•	willingness of third-party payers to reimburse for the cost of our tests;
•	the ability of our automated partners to develop and obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms and to commercialize any such tests;
•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;
•

our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;
•	the expected timing, progress or success of our development and commercialization efforts;
•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;
•	our ability to continue as a going concern;
•	our ability to obtain additional financing on terms acceptable to us;
•

our expectations regarding the use of our Purchase Agreement to obtain additional capital through sales of our common stock to Aspire and the trading price of our common stock being above the $1.00 minimum floor price that is required for us to use this facility;

•	our ability to maintain compliance with the continued listing requirements of The NASDAQ Capital Market;
•	the success of our efforts to remediate the material weakness we identified in fiscal 2012 and to satisfactorily improve our internal controls over financial reporting;
•	the success of competing cardiovascular diagnostic tests that are or become available;
•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;
•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;
•	our ability to service the principal and interest amounts payable under our secured term loan facility; and
•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

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

We are exposed to market risk related to fluctuations in interest rates. At December 31, 2013, our exposure to market risk is limited to our cash and debt. However, we periodically invest in cash equivalents and short-term marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents that management believes to be of high credit quality. In February 2012, we entered in a variable rate term loan, which was amended in May 2013. The loan bears interest at a rate not to exceed 9.25%. Because of the short-term maturities of our investments and debt, we do not believe that an increase or decrease in market rates would have a material negative impact on our results of operations or financial position.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for the design, operation and maintenance of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(c) Changes in Internal Control over Financial Reporting. As described below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In Item 9A Controls and Procedures of our annual report for the year ended December 31, 2012, we reported a material weakness in our internal control over financial reporting related to the identification of the following deficiencies which contributed to a material weakness conclusion:

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

During 2013, we developed and executed a plan to remediate the material weakness. More specifically, during the year we made the following necessary improvements to our internal control over financial reporting:

•	Added documentation to evidence the operating effectiveness of existing controls.
•	Improved our internal controls documentation in areas that were lacking specificity.
•

Retained a financial consulting firm that facilitated improvements to the identification and documentation of our key controls, and the evidence necessary to support the performance of those key controls.

•

Supplemented our accounting and finance personnel. The additional accounting personnel have improved segregation of duties, added a layer of detailed review and improved the effectiveness of our risk assessment by allowing us to spend more time in areas involving significant judgments and complex accounting.

•	Completed the implementation of key information technology controls, including access controls, and change management controls.
•

Tested the operating effectiveness of the newly implemented and revised internal controls over financial reporting for a sufficient period of time to demonstrate that the controls are operating effectively.

We believe that the remediation measures described above have strengthened our internal control over financial reporting and remediated the material weakness we had identified. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and upgrade or enhance existing internal controls as our business grows.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors and Corporate Governance,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Board of Directors and Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at page F-1 in this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827
4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	11/22/10	333-164574
4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of July 10, 2008		Form S-1 (Exhibit 4.2)	1/29/10	333-164574
4.3	Form of Common Stock Warrant issued to General Electric Capital Corporation		Form S-1 (Exhibit 4.4)	1/29/10	333-164574
4.4	Form of Common Stock Bridge Financing Warrant, together with a schedule of warrant holders		Form S-1 (Exhibit 4.5)	1/29/10	333-164574
4.5	Warrant issued to Silicon Valley Bank, dated November 9, 2007		Form S-1 (Exhibit 4.6)	1/29/10	333-164574
4.6	Warrant issued to Silicon Valley Bank, dated March 28, 2008		Form S-1 (Exhibit 4.7)	1/29/10	333-164574
4.7	Form of 2010 Common Stock Bridge Warrant, together with a schedule of warrant holders		Amendment No. 3 to Form S-1 (Exhibit 4.8)	8/31/10	333-164574
4.8.1	Warrant issued to GE Capital Equity Investments, Inc., dated as of February 10, 2012		Form 8-K (Exhibit 10.5)	2/16/12	001-33827
4.8.2	Amendment No. 1 to Warrant by and between the Registrant and GE Capital Equity Investments, Inc., dated as of May 8, 2013		Form 8-K (Exhibit 10.2)	5/9/13	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.9.1	Warrant issued to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.6)	2/16/12	001-33827
4.9.2	Amendment No. 1 to Warrant by and between the Registrant and Comerica Bank, dated as of May 8, 2013		Form 8-K (Exhibit 10.3)	5/9/13	001-33827
4.10	Form of Senior Indenture		Form S-3 (Exhibit 4.8)	5/25/12	333-181699
4.11	Form of Subordinated Indenture		Form S-3 (Exhibit 4.9)	5/25/12	333-181699
4.12	Registration Rights Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 4.1)	1/24/13	001-33827

Lease Agreements
10.1	Second Amendment to Lease, Sublease, and Assignment, Assumption and Amendment of Sublease by and between the Registrant and 610 Lincoln LLC, dated as of May 19, 2009		Form S-1 (Exhibit 10.1)	1/29/10	333-164574
10.1.1	Lease by and between the Registrant and Waltham Winter Street 880 LP, dated June 10, 2013		Form 10-Q (Exhibit 10.6)	8/9/13	001-33827
10.2	Sublease Agreement by and between the Registrant and GPC Biotech, dated as of April 14, 2005, as amended		Form S-1 (Exhibit 10.2)	1/29/10	333-164574

Loan Agreements
10.3.1	Loan and Security Agreement by and among the Registrant, General Electric Capital Corporation as Agent, the Lenders and the Guarantors, dated as of February 10, 2012		Form 8-K (Exhibit 10.1)	2/16/12	001-33827
10.3.2	First Amendment to Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated May 8, 2013		Form 8-K (Exhibit 10.1)	5/9/13	001-33827
10.4	Promissory Note issued by the Registrant to General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.2)	2/16/12	001-33827
10.5	Promissory Note issued by the Registrant to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.3)	2/16/12	001-33827
10.6	Pledge Agreement by and between the Registrant and General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.4)	2/16/12	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

Agreements with Respect to Collaborations, Licenses, Research and Development
10.7.1+	License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 11, 2009		Amendment No. 3 to Form S-1 (Exhibit 10.4)	8/31/10	333-164574
10.7.2+	First Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of February 3, 2010		Amendment No. 2 to Form S-1 (Exhibit 10.4.1)	3/12/10	333-164574
10.8.1+	Product License and Collaboration Agreement, Licensing Addendum No. 1 and Licensing Addendum No. 2 by and between the Registrant and ACS Biomarker B.V., dated as of May 4, 2007		Amendment No. 1 to Form S-1 (Exhibit 10.5)	2/12/10	333-164574
10.8.2+	Sublicense Agreement between the Registrant and ACS Biomarker B.V. dated July 11, 2012		Form 10-Q (Exhibit 10.2)	11/13/12	001-33827
10.9+	Strategic Agreement by and between the Registrant and Humana Inc., dated as of May 25, 2007, as amended May 12, 2008 and August 12, 2009		Amendment No. 1 to Form S-1 (Exhibit 10.6)	2/12/10	333-164574
10.10+	Participation Agreement by and between the Registrant and Philips Medical Systems Nederland B.V., dated as of December 22, 2006		Amendment No. 2 to Form S-1 (Exhibit 10.8)	3/12/10	333-164574
10.11.1+	Participation Agreement by and between the Registrant and AstraZeneca AB, dated as of November 24, 2006, as amended August 20, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.9)	3/12/10	333-164574
10.11.2+	Amendment to the Participation Agreement by and between the Registrant and AstraZeneca AB, dated November 23, 2010		Form 10-K (Exhibit 10.11.2)	3/30/12	001-33827
10.12.1+	Participation Agreement by and between the Registrant and Merck & Co., Inc., dated as of July 28, 2006, as amended October 10, 2006 and June 14, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.10)	3/12/10	333-164574
10.12.2+	Amendment to the Participation Agreement by and between the Registrant and Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), dated as of May 28, 2010		Form 10-K (Exhibit 10.12.2)	3/30/12	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.13+	Participation Agreement by and between the Registrant and Abbott Laboratories, dated as of March 28, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.11)	3/12/10	333-164574
10.14.1	Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of March 31, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.12)	3/12/10	333-164574
10.14.2+	Amendment to the Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of January 5, 2011		Form 10-K (Exhibit 10.14.2)	3/30/12	001-33827
10.15+	Supply Agreement by and between the Registrant and Corgenix Medical Corporation, dated as of March 20, 2009		Amendment No. 2 to Form S-1 (Exhibit 10.13)	3/12/10	333-164574
10.16+	License and Supply Agreement by and between the Registrant and Laboratory Corporation of America Holdings, dated as of May 13, 2010		Amendment No. 3 to Form S-1 (Exhibit 10.14)	8/31/10	333-164574
10.17+	License and Distribution Agreement by and between the Registrant and Inverness Medical Innovations, Inc. (predecessor to Alere Inc.), dated as of March 19, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.15)	11/8/10	333-164574
10.18+	License and Distribution Agreement by and between the Registrant and bioMérieux SA, dated as of May 29, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.16)	11/8/10	333-164574
10.19+	License and Distribution Agreement by and between the Registrant and Siemens Healthcare Diagnostics Inc., dated as of December 14, 2010		Amendment No. 9 to Form S-1 (Exhibit 10.17)	2/3/11	333-164574
10.20+	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011		Amendment No. 1 to Form 10-Q (Exhibit 10.1)	10/4/11	001-33827

Agreements with Executive Officers
10.21*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Pieter Muntendam, dated as of August 1, 2007		Form S-1 (Exhibit 10.11)	1/29/10	333-164574
10.22*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Neal Gordon, dated as of December 22, 2008		Form S-1 (Exhibit 10.12)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.23*	Amended and Restated Cash Severance Agreement by and between the Registrant and Aram Adourian, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.23)	11/8/10	333-164574
10.24*	Amended and Restated Cash Severance Agreement by and between the Registrant and Anastasia Rader, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.24)	11/8/10	333-164574
10.25*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers		Amendment No. 3 to Form S-1 (Exhibit 10.21)	8/31/10	333-164574
10.26*	Severance Agreement and Release by and between the Registrant and William Densel, dated as of March 26, 2013		Form 10-Q (Exhibit 10.1)	5/10/13	001-33827
10.27*	Severance Agreement and Release by and between the Registrant and Neal Gordon, effective as of January 10, 2013		Form 10-K (Exhibit10.33)	3/18/13	001-33827
10.28*	Consulting Agreement by and between the Registrant and Neal Gordon, effective as of January 1, 2013		Form 10-K (Exhibit10.34)	3/18/13	001-33827
10.29*	Side Letter Agreement by and between the Registrant and Aram Adourian, effective as of October 4, 2012		Form 10-K (Exhibit10.35)	3/18/13	001-33827
10.30*	Separation and Release Agreement by and between the Registrant and Charles H. Abdalian, Jr., effective as of November 13, 2013	X
10.31*	Salary Modification Agreement by and between the Registrant and Anastasia Rader, effective as of January 7, 2013		Form 10-K (Exhibit10.37)	3/18/13	001-33827
10.32*	Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013		Form 10-Q (Exhibit 10.4)	8/9/13	001-33827
10.33*	Employment Agreement by and between the Registrant and Stephen P. Hall, dated November 13, 2013	X

Equity Compensation Plans
10.34*	2001 Stock Option and Incentive Plan, as amended		Form S-1 (Exhibit 10.15)	1/29/10	333-164574
10.35*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.16)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.36*	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.17)	1/29/10	333-164574
10.37*	Non-Qualified Stock Option Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013		Form 10-Q (Exhibit 10.5)	8/9/13	001-33827
10.38*	2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.25)	8/31/10	333-164574
10.39*	Form of Stock Option Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.26)	8/31/10	333-164574
10.40*	Form of Restricted Stock Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.27)	8/31/10	333-164574
10.41*	2010 Employee Stock Purchase Plan		Amendment No. 3 to Form S-1 (Exhibit 10.28)	8/31/10	333-164574
10.42*	Non-Employee Director Compensation Policy		Form 10-K (Exhibit 10.36)	3/30/12	001-33827

Agreements with Investors
10.43	Common Stock Purchase Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 10.1)	1/24/13	001-33827

Other Exhibits
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements Stockholders’ (Deficit) Equity for the Years Ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011, and (vi) Notes to Consolidated Financial Statements.	X

(*)	Management contract or compensatory plan or arrangement.

(+)	Confidential treatment has been granted by, or is being requested from, the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: March 27, 2014	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Paul R. Sohmer Paul R. Sohmer, M.D.	President and Chief Executive Officer (principal executive officer) and Director	March 27, 2014

By:	/s/ Stephen P. Hall Stephen P. Hall	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 27, 2014

By:	/s/ Noubar B. Afeyan, Ph.D. Noubar B. Afeyan, Ph.D.	Director	March 27, 2014

By:	/s/ Harrison Bains Harrison M. Bains	Director	March 27, 2014

By:	/s/ Stéphane Bancel Stéphane Bancel	Chairman of the Board of Directors	March 27, 2014

By:	/s/ Timothy Harris, Ph.D., D.Sc. Timothy Harris, Ph.D., D.Sc.	Director	March 27, 2014

By:	/s/ Stelios Papadopoulos, Ph.D. Stelios Papadopoulos, Ph.D.	Director	March 27, 2014

By:	/s/ Brian Posner Brian Posner	Director	March 27, 2014

BG Medicine, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BG Medicine, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of BG Medicine, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BG Medicine, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, recurring cash used in operating cash flows and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 27, 2014

BG Medicine, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$7,751	$12,786
Restricted cash	-	390
Accounts receivable	319	395
Inventory	459	447
Prepaid expenses and other current assets	306	558

Total current assets	8,835	14,576

Property and equipment, net	192	197
Intangible assets, net	192	372
Deposits and other assets	134	96

Total assets	$9,353	$15,241

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Term loan, current portion	4,353	3,245
Accounts payable	965	1,110
Accrued expenses	1,993	3,549
Other current liabilities	39	411

Total current liabilities	7,350	8,315

Term loan, net of current portion	2,961	6,612
Other liabilities	111	5

Total liabilities	10,422	14,932

Commitments and contingencies (Note 14)

Stockholders’ (deficit) equity
Common stock; $.001 par value; 100,000,000 shares authorized at December 31, 2013 and December 31, 2012; 27,936,222 and 20,515,398 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	28	21
Additional paid-in capital	151,841	137,377
Accumulated deficit	(152,938)	(137,089)

Total stockholders’ (deficit) equity	(1,069)	309

Total liabilities and stockholders’ (deficit) equity	$9,353	$15,241

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
	(in thousands, except share and per share data)

Revenues:
Product revenues	$3,683	$2,570	$451
Service revenues	390	245	1,183

Total revenues	4,073	2,815	1,634

Costs and operating expenses:
Product costs	1,247	841	172
Service costs	142	116	447
Research and development	3,735	7,582	7,998
Selling and marketing	6,193	9,451	5,293
General and administrative	7,130	7,553	5,209

Total costs and operating expenses	18,447	25,543	19,119

Loss from operations	(14,374)	(22,728)	(17,485)
Non-cash consideration associated with stock purchase agreement	(329)	-	-
Interest income	15	22	31
Interest expense	(1,168)	(1,083)	(89)
Other income (expense)	7	20	(39)

Net loss	(15,849)	(23,769)	(17,582)
Accretion of redeemable convertible preferred stock	-	-	(118)

Net loss attributable to common stockholders	$(15,849)	$(23,769)	$(17,700)

Net loss attributable to common stockholders per share – basic and diluted	$(0.58)	$(1.18)	$(1.00)

Weighted-average common shares outstanding used in computing per share amounts – basic and diluted	27,212,837	20,215,956	17,638,139

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
At January 1, 2011	1,138,716	$1,708	2,994,668	$3	$16,618	$(95,738)	$(77,409)

Net loss	-	-	-	-	-	(17,582)	(17,582)
Issuance of shares upon initial public offering, net of offering costs of approximately $5.4 million	-	-	5,750,000	6	34,812	-	34,818
Conversion of bridge notes into common stock upon initial public offering	-	-	908,651	1	6,360	-	6,361
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	-	-	9,222,672	9	72,202	-	72,211
Conversion of convertible preferred stock into common stock upon initial public offering	(1,138,716)	(1,708)	319,259	-	1,708	-	-
Issuance of common stock upon exercise of warrants, net	-	-	260,176	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	505,848	1	449	-	450
Issuance of common stock under employee stock purchase plan	-	-	4,760	-	20	-	20
Accretion of redeemable convertible preferred stock	-	-	-	-	(118)	-	(118)
Reclassification of warrants to equity	-	-	-	-	272	-	272
Stock-based compensation	-	-	-	-	1,869	-	1,869

At December 31, 2011	-	-	19,966,034	20	134,192	(113,320)	20,892

Net loss	-	-	-	-	-	(23,769)	(23,769)

Issuance of common stock upon exercise of warrants, net	-	-	47,476	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	477,158	1	542	-	543
Issuance of common stock under employee stock purchase plan	-	-	21,952	-	43	-	43
Issuance of warrants	-	-	-	-	240	-	240
Issuance of common stock in lieu of bonus	-	-	2,778	-	22	-	22
Stock-based compensation	-	-	-	-	2,338	-	2,338

At December 31, 2012	-	-	20,515,398	21	137,377	(137,089)	309

Net loss	-	-	-	-	-	(15,849)	(15,849)
Issuance of shares upon public offering, net of offering costs of approximately $1.0 million	-	-	6,900,000	7	12,762	-	12,769
Issuance of shares under stock purchase agreement	-	-	132,743	-	329	-	329
Issuance of common stock upon exercise of warrants, net	-	-	326,860	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	30,135	-	27	-	27
Issuance of common stock under employee stock purchase plan	-	-	31,086	-	22	-	22
Issuance of warrants	-	-	-	-	163	-	163
Stock-based compensation	-	-	-	-	1,161	-	1,161

At December 31, 2013	-	$ -	27,936,222	$28	$151,841	$(152,938)	$(1,069)

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(15,849)	$(23,769)	$(17,582)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	165	273	420
Impairment of intangible asset	105	-	-
Stock-based compensation	1,161	2,338	1,869
Non-cash interest expense	221	188	128
Non-cash consideration associated with stock purchase agreement	329	-	-
Gain on sale of property and equipment	(53)	-	-
Stock issued in lieu of bonus	-	22	-
Changes in operating assets and liabilities
Restricted cash	390	175	(565)
Accounts receivable	76	(280)	671
Inventory	(12)	(235)	(212)
Prepaid expenses and other assets	214	110	(84)
Accounts payable, accrued expenses and other liabilities	(1,650)	802	542
Deferred revenue and customer deposits	(385)	(957)	(153)

Net cash flows used in operating activities	(15,288)	(21,333)	(14,966)

Cash flows from investing activities
Purchases of property and equipment	(132)	(85)	(93)
Proceeds from the sale of property and equipment	100	-	-
Purchases of investments	-	-	(16,139)
Proceeds from sales and maturities of investments	-	-	16,139

Net cash flows used in investing activities	(32)	(85)	(93)

Cash flows from financing activities
Proceeds from public offering	13,058	-	-
Proceeds from initial public offering	-	-	37,433
Proceeds from issuance of term loan	-	10,000	-
Payments on term loan	(2,533)	-	(100)
Costs related to public offering	(289)	-	-
Costs related to term loan issuance	-	(256)	-
Costs related to initial public offering	-	-	(1,295)
Proceeds from ESPP purchase	22	43	20
Proceeds from the exercise of stock options	27	543	450

Net cash flows provided by financing activities	10,285	10,330	36,508

Net (decrease) increase in cash and cash equivalents	(5,035)	(11,088)	21,449

Cash and cash equivalents, beginning of year	12,786	23,874	2,425

Cash and cash equivalents, end of year	$7,751	$12,786	$23,874

Supplemental disclosure of cash flow information

Cash paid for interest	$863	$763	$2

Supplemental disclosure of non-cash activities

Issuance of common stock warrants	163	240	-
Conversion of preferred stock	-	-	73,919
Conversion of bridge notes and accrued interest	-	-	6,361
Conversion of warrant liability	-	-	272
Deferred rental expense for equipment exchange	-	20	50

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a commercial stage company that is focused on the development and delivery of diagnostic solutions to aid in the clinical management of heart failure and related disorders. The Company currently has two diagnostic tests, the first of which is the BGM Galectin-3® Test, a novel assay for measuring galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of patients diagnosed with heart failure. The second diagnostic test is the CardioSCORE™ Test, which is designed to identify individuals at high risk for near-term, significant cardiovascular events, such as heart attack and stroke. Currently, the Company’s focus is on the adoption and commercialization of the galectin-3 test. Over the periods covered by these financial statements, BG Medicine has evolved from a mass spectrometry-based biomarker discovery, development and commercialization diagnostics company. In February 2011, BG Medicine completed its initial public offering.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business, and includes the accounts of the Company and its wholly-owned subsidiary, BG Medicine N.V., a company organized under the laws of The Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2013, the Company had cash totaling $7.8 million, an outstanding balance of $7.5 million under a secured term loan facility with an unamortized debt discount of $0.2 million, and a stockholders’ deficit of $1.1 million. During the year ended December 31, 2013, the Company incurred a net loss totaling $15.8 million and used cash in operating activities totaling $15.3 million. The Company expects to continue to incur losses and use cash in operating activities in 2014 and beyond.

The Company is in the early stages of commercializing its BGM Galectin-3 Test. Interest in the BGM Galectin-3 Test is increasing as a result of the Company’s market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, the Company will need to generate significant product revenues.

The level of reimbursement for the Company’s BGM Galectin-3 Test is one of many key influences on expanding commercial interest in adoption of the test. Effective January 1, 2014, the payment rate at which the Company’s BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”) was increased to $30.01 from $17.80 per test. The 2014 national limitation amount applies across the U.S. except in Ohio and West Virginia where rates of $23.99 and $26.40, respectively, will apply. In addition, the 2014 national limitation amount is subject to a 2% sequestration applicable to Medicare services.

The Company believes that its existing cash will be sufficient to fund its operations into the third quarter of 2014. For the full year 2014, as compared to 2013, the Company expects to increase its revenues from the higher reimbursement levels described above and engaging additional laboratory providers, and to decrease its operating expenses. If forecasted revenue increases are not realized in the near term, the Company would take measures to realign its costs with its revenues to preserve its cash resources. Such efforts to preserve its business may limit future revenue growth and the ability to develop new diagnostic tests.

In addition to its cash, the Company also has a Common Stock Purchase Agreement (“Purchase Agreement”) pursuant to which it may require Aspire Capital Fund, LLC to purchase up to $12 million of

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

the Company’s common stock (Note 10), subject to the conditions and limitations contained therein, including a floor price of $1.00 per share required by the Purchase Agreement. The Company’s stock price closed at $1.04 on December 31, 2013, and has traded near and below the $1.00 floor price during 2013. If in the future, the Company’s closing stock price falls below the $1.00 floor price, the Company would not have access to this facility. The Company has not yet sold any shares under the Purchase Agreement, which expires in May 2015.

As further described in Note 8, the Company’s term loan is secured by substantially all of the Company’s assets. The loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, acceleration under a material adverse effect clause.

Until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations and service its existing debt. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Restricted Cash

Restricted cash was used solely to fund the research and development efforts under the High Risk Plaque Initiative Program (HRP) (Note 16). The Company has reported the changes in restricted cash as an operating activity in the statements of cash flows as a result of the Company receiving cash in prepayment of planned expenditures that was restricted for funding HRP expenses. At December 31, 2013, the HRP initiative had met its goals and all funding from the participating companies had been applied to initiative expenses, with no restricted cash remaining.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Allowances for doubtful accounts are provided for those outstanding balances considered to be uncollectible based upon historical experience and management’s evaluation of the outstanding balances at

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

year end. Bad debts, if any, are written off against the allowance when identified and offset by recoveries when received. There were no bad debt expenses and no allowance for doubtful accounts in the periods presented.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Cash is deposited with institutions that management believes to be of high credit quality. To reduce credit risk associated with accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

The Company has one customer which generated 74%, 81% and 76% of its product revenues in 2013, 2012 and 2011, respectively, and 56% of its accounts receivable at December 31, 2013. Service revenues in 2013 were generated from HRP (Note 16).

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

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following at December 31:

(in thousands)	2013	2012

Raw materials	$107	$81
Finished goods	352	366

Total inventories	$459	$447

Revenue Recognition

Product Revenues

Product revenues are recognized when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Freight costs billed to customers are recorded as revenue.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The Company does not currently provide an allowance for doubtful accounts or a reserve for sales returns as the Company has not experienced any credit losses, and returns are only allowed for defects in workmanship.

Service Revenues

Service revenues are primarily attributable to the activities from the HRP initiative, for which all revenue has been recorded as of December 31, 2013. The Company does not expect to record service revenues in 2014 or beyond.

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

Revenue generated from collaborations and initiatives, such as the HRP initiative described in Note 16, includes revenue from research services and technology licensing agreements. Under these arrangements, the Company is contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. The Company has accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no stand-alone value to the individual elements. The Company considers the terms and conditions of each agreement and recognizes revenues based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. The Company believes that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. The Company makes adjustments, if necessary, to the estimates used in its calculations as work progresses and as such changes are known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from the Company’s estimates.

Payments received on uncompleted long-term contracts may be greater than incurred costs and estimated earnings and have been recorded as deferred revenues and classified as other current liabilities in the accompanying consolidated balance sheets.

Product Costs

Product costs consist of contract-manufacturing for the BGM Galectin-3 Test, freight, and revenue-based royalty expenses for certain galectin-3 in-licensed intellectual property. In 2013, the Company became subject to excise taxes due to the classification of the galectin-3 test as a taxable medical device. The excise tax is included in product costs. Product costs exclude depreciation and amortization, which are included in operating expenses.

Service Costs

Service costs consist primarily of expenses incurred in connection with the collaborative research and development agreements and biomarker discovery and analysis services agreements. Expenses include

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses related to providing these services. The majority of the cost of service revenue in the periods presented was incurred in connection with the HRP initiative discussed in Note 16.

Research and Development Costs

Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods and services used in research and development are recognized as expenses as the related goods are delivered or services are performed. Research and development costs include labor, materials and supplies and overhead.

Intangible Assets and Long Lived Assets

The only intangible asset recognized at December 31, 2013 and 2012 relates to the cost of completed technology acquired for use in connection with the Company’s development of the galectin-3 test and certain other technologies. The assigned life is 10 years, which contemplates a three to five year phase of development of the tests followed by the expected commercial life of the diagnostic test. Amortization of this asset has been recorded within research and development expense for all periods presented.

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Net Loss Attributable to Common Stockholders Per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these elements is not antidilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the years ended December 31:

	2013	2012	2011
	(in thousands, except share and per share data)
Net loss	$(15,849)	$(23,769)	$(17,582)
Accretion of redeemable convertible preferred stock	-	-	(118)

Net loss attributable to common stockholders	$(15,849)	$(23,769)	$(17,700)

Weighted average number of common shares outstanding - basic and diluted	27,212,837	20,215,956	17,638,139
Net loss per share attributable to common stockholders - basic and diluted	$(0.58)	$(1.18)	$(1.00)

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact due to the losses reported:

	2013	2012	2011
Options to purchase common stock	2,597,269	2,784,933	2,830,975
Warrants to purchase common stock	864,555	1,086,343	1,097,385

Total	3,461,824	3,871,276	3,928,360

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

At December 31, 2013 and 2012, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The carrying amount of the long term debt was considered a reasonable estimate of fair value because the Company’s effective interest rate is near current market rates for instruments with similar characteristics.

4.	Property and Equipment

Property and equipment consist of the following as of December 31:

	Estimated Useful Life	2013	2012

		(in thousands)

Computer equipment	3 years	$527	$2,121
Laboratory equipment	3-5 years	164	2,202
Office furniture	5 years	147	203
Leasehold improvements	4 years	29	457

		867	4,983
Less: Accumulated depreciation		(675)	(4,786)

Property and equipment, net		$192	$197

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $92,000, $189,000 and $335,000, respectively.

5.	Intangible Assets

Intangible assets with an original cost of $750,000 are comprised of a completed technology that was obtained under a perpetual license (Note 15). In 2013, the Company abandoned one of the licensed patents included in this completed technology, with an original cost of $250,000 resulting in an impairment charge of $105,000. The remaining assets are being amortized over their economic lives, a weighted-average amortization period of 8.7 years. Accumulated amortization totaled $308,000 and $378,000 at December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $75,000, $84,000 and $85,000, respectively. The amortization expense for the next 3 years is expected to approximate $58,000 annually and amortization expense in the final year is expected to approximate $18,000.

6.	Accrued Expenses

Accrued expenses at December 31 consist of:

	2013	2012

	(in thousands)
Contract research and development	$763	$1,827
Consulting and professional service fees	449	681
Employee compensation and related costs	300	776
Accrued interest expense	179	122
Other	302	143

Total accrued expenses	$1,993	$3,549

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

7.	Income Taxes

The tax benefit arising from the Company’s net losses has been offset by increases in the valuation allowance. Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2013 and 2012. Components of the net deferred tax asset at December 31, 2013 and 2012 are as follows:

	2013	2012

	(in thousands)
Net operating loss carryforwards	$46,111	$40,423
Tax credit carryforwards	3,024	4,072
Capitalized research and development costs	2,369	2,567
Deferred revenue	8	159
Non-qualified employee stock options	864	1,751
Other temporary differences	239	381

	52,615	49,353
Valuation allowance	(52,615)	(49,353)

Net deferred tax asset	$-	$-

At December 31, 2013, the Company had available federal net operating loss carryforwards of $117,639,000 that expire at various dates through 2033. The federal net operating loss includes excess benefits related to the exercise of stock options of $1,463,000 that when utilized will be recorded through additional paid in capital. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2013 and 2012 since it is more likely than not that these future tax benefits will not be realized. During 2013, 2012 and 2011, the valuation allowance increased by approximately $3,262,000, $8,824,000, and $5,649,000 respectively.

At December 31, 2013, the Company had federal and state research and development credit carryforwards of $2,066,000 and $1,413,000, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2033. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2008 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements at December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	3.42%	4.38%	5.18%
Book compensation related to stock options	(5.45)%	(0.76)%	(1.34)%
Change in income tax liability	(5.46)%	(1.96)%	(1.49)%
Permanent differences	(6.74)%	0.50%	(1.79)%
Other	0.98%	0.45%	1.68%
Increase in valuation allowance	(20.75)%	(36.61)%	(36.24)%

Effective tax rate	-%	-%	-%

8.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction.

The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at December 31, 2013 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, non-payment of principal and interest when due, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement).

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

At December 31, 2013, the Company had $7.5 million outstanding under the term loan and had an unamortized debt discount of $0.2 million. Future principal payments due under the term loan at December 31, 2013 were $4,480,000 and $2,987,000 for the years ending December 31, 2014 and 2015, respectively.

9.	Conversion of Preferred Stock and Bridge Notes at Time of IPO

Preferred Stock

Prior to the Company’s initial public offering, the Company had shares of series A, A-1, B, C, and D preferred stock outstanding. On the closing of the Company’s initial public offering on February 9, 2011 (the “IPO”), all shares of preferred stock converted into common stock.

All series of preferred stock, except for Series B preferred stock, were redeemable. Accordingly, only the Series B preferred stock was classified within permanent equity in the Consolidated Statements of Stockholders’ (Deficit) Equity. Accretion of redeemable convertible preferred stock was $118,000 in 2011.

In connection with the conversion of all preferred stock into common stock at the Company’s IPO, the fair value $(272,000) of exercisable warrants issued in conjunction with the Company’s Series D preferred stock financing in June 2008 was reclassified to stockholders’ equity.

Bridge Notes

In 2010, the Company entered into a securities purchase agreement with certain existing stockholders for the sale of $6.0 million of bridge notes and warrants to purchase the Company’s common stock. The bridge notes and accrued interest automatically converted upon the completion of the Company’s initial public offering in February 2011 into 908,651 shares of common stock. At December 31, 2013, there were 184,677 warrants outstanding related to the bridge notes, which are vested and exercisable.

10.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement, including a floor price of $1.00 per share required by the Purchase Agreement. The Company’s stock price closed at $1.04 on

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

December 31, 2013, and has traded near and below the $1.00 floor price during 2013. If in the future, the Company’s closing stock price falls below the $1.00 floor price in the Purchase Agreement, the Company would not have access to this facility. The Company has not yet sold any shares under the Purchase Agreement, which expires in May 2015.

Over the term of the Purchase Agreement, assuming the Company’s common stock is trading above the $1.00 floor price that is required to use the facility, the Company has two ways to elect to sell common stock to Aspire on any business day the Company selects: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

The Company also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that the Company maintain the effectiveness of the Company’s registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

11.	Follow-on Public Offering

On January 30, 2013, the Company closed a follow-on underwritten public offering of 6,900,000 shares of its common stock, at an offering price of $2.00 per share, for gross proceeds of $13.8 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

12.	Stock-Based Compensation

Stock Options

The Company’s 2010 Employee, Director and Consultant Stock Plan (the “2010 Stock Plan”) became effective in February 2011, upon the closing of the initial public offering and will expire in August 2020. Under the 2010 Stock Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. The Company’s 2001 Stock Option and Incentive Plan (the “2001 Stock Plan”) was terminated in February 2011 effective upon the completion of the Company’s initial public offering. At December 31, 2013 there were 570,976 options outstanding from the 2001 Stock Plan and no further options will be granted under the 2001 Stock Plan. In addition to options outstanding under the 2010 Stock Plan and the 2001 Stock Plan, the Company has issued 700,000 options outside of the Company’s stockholder-approved equity plans as inducement for the Company’s President & Chief Executive Officer’s employment with the Company, all of which are outstanding at December 31, 2013.

As of December 31, 2013, there were 2,099,958 shares of the Company’s common stock authorized for issuance under the 2010 Stock Plan. In addition, the 2010 Stock Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012. At December 31, 2013, there were 770,887 options available for issuance and 1,326,293 options outstanding under the 2010 Stock Plan. In addition during 2012, 2,778 shares of common stock were issued in lieu of bonus from the 2010 Stock Plan. Options granted under the 2010 Plan have a term of ten years. Vesting of options under the 2010 Stock Plan is determined by the compensation committee or the board of directors, but is generally a four-year term.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.68% - 1.90%	0.81% - 1.41%	1.01% - 2.86%
Expected dividend yield	0%	0%	0%
Expected life	5.10 – 6.69 years	5.0 – 7.0 years	5.53 - 6.37 years
Expected volatility	66%-72%	69%-73%	65%-71%
Weighted-average grant date fair value	$0.94	$3.24	$4.64

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

The following table summarizes information about stock options activity during 2013:

	Number of shares	Weighted- average exercise price	Weighted - average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2013	2,784,933	$5.80
Granted	1,719,932	1.52
Exercised	(30,135)	0.90
Forfeited	(1,877,461)	5.16

Outstanding, December 31, 2013	2,597,269	$3.48	7.77	$53,511

Exercisable, December 31, 2013	1,067,207	$5.62	5.59	$25,491
Vested and expected to vest, December 31, 2013	2,452,269	$3.59	7.67	$53,511

During 2013, 2012 and 2011, the Company received $27,000, $543,000 and $450,000 upon exercise of stock options. The intrinsic value of the options exercised in 2013, 2012 and 2011 was $42,000, $2,171,000 and $1,864,000, respectively. Unrecognized compensation expense related to unvested awards as of December 31, 2013 was approximately $1,548,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.9 years.

Employee Stock Purchase Plan

In August 2010, the Board of Directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”) and the Company’s stockholders approved the plan in November 2010. The ESPP became effective in

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

February 2011 upon the closing of the Company’s initial public offering. The ESPP provides employees with an opportunity to purchase the Company’s common stock at a 15% discount. As of December 31, 2013, there are 209,995 shares of common stock authorized for issuance under the ESPP. In addition, the ESPP contains an “evergreen” provision, which allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012.

The ESPP allows eligible employees to purchase the Company’s stock at the lower of 85% of the fair market value of the shares on the offering date or the exercise date. For the years ended December 31, 2013, 2012 and 2011, 31,086, 21,952 and 4,760 shares, respectively, were issued under the ESPP. At December 31, 2013, there were 152,197 shares available for issuance under the ESPP.

Total stock compensation expense for stock options and the ESPP has been recognized in the statement of operations as follows for the years ended December 31:

	2013	2012	2011
	(in thousands)

Research and development expense	$186	$398	$445
Selling and marketing expense	5	282	361
General and administrative expense	970	1,658	1,063

Total stock compensation expense	$1,161	$2,338	$1,869

At December 31, 2013, 3,520,353 shares of common stock have been reserved for issuance under the Company’s stock plans.

13.	Warrants

At December 31, 2013, the Company had 864,555 warrants outstanding. All warrants have a contractual term of ten years from the date of issuance and may be net share-settled at the option of the warrant holder.

The following is a summary of activity for common stock warrants for the year ended December 31, 2013:

	Common stock warrants	Weighted- average exercise price
Outstanding, January 1, 2013	1,086,343	$0.83
Granted	110,401	1.70
Exercised	(332,189)	0.03

Outstanding, December 31, 2013	864,555	$1.04

Exercises of common stock warrants for the year ended December 31, 2013 were all cashless and resulted in the issuance of 326,860 shares of common stock.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following is a summary of all outstanding common stock warrants as of December 31, 2013:

Warrants outstanding	Weighted-average exercise price	Expiration date
299,781	$0.03	2015
105,903	$0.12	2016
3,870	$5.35	2017
67,885	$0.02	2018
184,677	$0.02	2020
55,381	$10.83	2021
147,058	$1.70	2022

864,555

14.	Commitments and Contingencies

Operating Leases

The Company has entered into a non-cancelable operating leases for office facilities located in Waltham, Massachusetts through December 2018, with a renewal option of five years. The Company has also entered into various operating lease agreements for laboratory, computer and office equipment. Rent expense under these operating leases totaled $594,000, $821,000 and $744,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum payments under the Company’s operating leases at December 31, 2013, are as follows:

Year	Operating lease obligations
(in thousands)
2014	$377
2015	383
2016	388
2017	394
2018	377

Total minimum lease payments	$1,919

Employment Agreements

The Company has entered into agreements with certain members of its senior management. The terms of these agreements include non-compete and nondisclosure provisions as well as provide for defined severance payments and acceleration of vesting of share based awards.

Other Commitments

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of diagnostic tests, for which the Company currently maintains limited product liability insurance. At December 31, 2013, the Company was not aware of any product liability claims.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

The Company is involved in litigation with a former research collaborator resulting from the Company’s termination of its participation in the collaboration. While the Company believes it has substantially complied with all of its contracts with the former research collaborator, the ultimate resolution of the matter could result in a loss to the Company in excess of the amount accrued.

No other amounts related to contingencies are accrued at December 31, 2013.

15.	Licensing Agreements

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

As consideration for the sublicenses, the Company was required to pay ACS Biomarker an upfront payment and milestone payments and royalty prepayments to the extent that the Company achieves specified development and regulatory milestones. Additionally, the Company is obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from its galectin-3 tests and any other products that the Company develops using the licensed intellectual property. Historically, the Company has paid ACS Biomarker a total of $1.0 million in up-front, milestone and royalty prepayments. Payments of $750,000 were capitalized as an intangible asset. The intangible asset is being amortized over the economic life of the intellectual property (Note 5). Royalty prepayments of $250,000 were capitalized as a prepaid expense and are being amortized as sales of the BGM Galectin-3 Test are recorded. At December 31, 2013, there was $113,000 of royalty prepayments remaining to be amortized.

16.	HRP Initiative

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The HRP initiative is governed by a joint steering committee (“JSC”), which is comprised of designees from the participating companies, and is led by a scientific program board consisting of academic experts in the cardiovascular field, who advised the JSC and assisted in the design of research protocols. The JSC was responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third-party licensing and commercialization of data and rights under the HRP initiative. The Company functioned as the coordinator and administrator for the HRP initiative, and the Company owns any inventions and data that were conceived in the conduct of the HRP initiative. The Company has granted each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expires upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated.

The HRP initiative has met its goals and no additional research projects will be initiated nor is additional funding expected from the participating companies.

HRP initiative revenues recognized during the years ended December 31, 2013, 2012 and 2011 totaled $390,000, $235,000 and $1,095,000, respectively. At December 31, 2013, all funding from the participating companies had been applied to the expenses related to the HRP initiative and no restricted cash or deferred revenue remained to be spent or recognized.

17.	401(k) Savings Plan

In October 2001, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. In April 2012, the Company amended the plan to include an employer match of 50% up to 3% of eligible compensation. During the years ended December 31, 2013 and 2012, the Company has expensed $32,000 and $55,000 for the employer match contribution, respectively.

18.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarterly Results for the Year Ended December 31, 2013
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenues	$888	$1,006	$1,030	$1,149
Total costs and operating expenses	5,689	5,555	4,393	2,810
Net loss	(5,412)	(4,837)	(3,665)	(1,935)
Basic and diluted loss per common share	$(0.21)	$(0.18)	$(0.13)	$(0.06)

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Quarterly Results for the Year Ended December 31, 2012
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenues	$480	$622	$641	$1,072
Total costs and operating expenses	7,980	6,709	7,177	3,677
Net loss	(7,663)	(6,393)	(6,814)	(2,899)
Basic and diluted loss per common share	$(0.38)	$(0.32)	$(0.34)	$(0.14)