Form 10-Q
period 2014-03-31
BG Medicine, Inc.
filed 2014-05-14
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, the registrant had 34,412,249 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$4,253	$7,751
Accounts receivable	423	319
Inventory	373	459
Prepaid expenses and other current assets	644	306

Total current assets	5,693	8,835

Property and equipment, net	173	192
Intangible assets, net	178	192
Deposits and other assets	128	134

Total assets	$6,172	$9,353

Liabilities and Stockholders’ Deficit
Current liabilities
Term loan, current portion	4,379	4,353
Accounts payable	773	965
Accrued expenses	2,052	1,993
Other current liabilities	76	39

Total current liabilities	7,280	7,350

Term loan, net of current portion	1,856	2,961
Other liabilities	107	111

Total liabilities	9,243	10,422

Commitments and contingencies (Note 5)

Stockholders’ deficit
Common stock; $.001 par value; 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 27,937,062 and 27,936,222 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	28	28
Additional paid-in capital	152,018	151,841
Accumulated deficit	(155,117)	(152,938)

Total stockholders’ deficit	(3,071)	(1,069)

Total liabilities and stockholders’ deficit	$6,172	$9,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenues	$739	$820
Service revenues	—	68

Total revenues	739	888

Costs and operating expenses:
Product costs	248	280
Service costs	—	68
Research and development	560	1,376
Selling and marketing	688	2,144
General and administrative	1,190	1,821

Total costs and operating expenses	2,686	5,689

Loss from operations	(1,947)	(4,801)
Non-cash consideration associated with stock purchase agreement	—	(329)
Interest income	2	4
Interest expense	(233)	(289)
Other (expense) income	(1)	3

Net loss	$(2,179)	$(5,412)

Net loss per share - basic and diluted	$(0.08)	$(0.21)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	27,936,530	25,318,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(2,179)	$(5,412)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33	61
Stock-based compensation	176	355
Non-cash interest expense	61	43
Non-cash consideration associated with stock purchase agreement	—	329
Gain on sale of property and equipment	—	(53)
Changes in operating assets and liabilities
Restricted cash	—	68
Accounts receivable	(104)	96
Inventory	86	37
Prepaid expenses and other assets	(332)	(258)
Accounts payable, accrued expenses and other liabilities	(156)	565
Deferred revenue and customer deposits	36	(66)

Net cash flows used in operating activities	(2,379)	(4,235)

Cash flows from investing activities
Proceeds from the sale of property and equipment	—	80

Net cash flows provided by investing activities	—	80

Cash flows from financing activities
Proceeds from public offering	—	13,058
Payments on term loan	(1,120)	(333)
Costs related to public offering	—	(287)
Proceeds from the exercise of stock options	1	27

Net cash flows (used in) provided by financing activities	(1,119)	12,465

Net (decrease) increase in cash	(3,498)	8,310

Cash, beginning of period	7,751	12,786

Cash, end of period	$4,253	$21,096

Supplemental disclosure of cash flow information

Cash paid for interest	$163	$226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a commercial stage company that is focused on the development and delivery of diagnostic solutions to aid in the clinical management of heart failure and related disorders. The Company has one diagnostic test that is U.S. Food and Drug Administration, or FDA, cleared and CE marked, the BGM Galectin-3® Test, an in vitro diagnostic device that quantitatively measures galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of chronic heart failure. It is currently available as a blood test in the United States and the European Union, or EU. The Company is also developing a pipeline of diagnostic products including the CardioSCORE™ Test, a biomarker-based blood test designed as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2014 and results of operations and cash flows for the interim periods ended March 31, 2014 and 2013.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, the Company had cash totaling $4.3 million, an outstanding balance of $6.3 million under a secured term loan facility with an unamortized debt discount of $0.1 million, and a stockholder’s deficit of $3.1 million. During the three months ended March 31, 2014, the Company incurred a net loss of $2.2 million and used cash in operating activities totaling $2.4 million. The Company expects to continue to incur losses and use cash in operating activities during the remainder of 2014 and beyond.

On April 8, 2014, the Company closed a follow-on underwritten public offering of 6,452,000 shares of its common stock, at an offering price of $1.55 per share, for gross proceeds of $10.0 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

Effective January 1, 2014, the payment rate at which the Company’s BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, was increased to $30.01 from $17.80 per test. The Company expects to increase its revenues through higher reimbursement levels and by engaging additional laboratory providers and expects to decrease its operating expenses. However, the Company is in the early stages of commercializing its BGM Galectin-3 Test. Interest in the BGM Galectin-3 Test is increasing as a result of the Company’s market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, the Company will need to generate significant product revenues.

As further described in Note 4, the Company’s term loan is secured by substantially all of the Company’s assets. The loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, the occurrence of a material adverse effect which could cause the lender to accelerate the payments by the Company under the term loan. The Company has determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is remote.

The Company believes that its existing cash, funding from the April 2014 public offering and availability of up to $12.0 million under its common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire, (Note 6) pursuant to which approximately $6.8 million would be available to the Company at March 31, 2014, will be sufficient to fund its operations and service its debt into the second quarter of 2015. The Company has not yet sold any shares under its common stock purchase agreement with Aspire, which expires in May 2015. Until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations and service its existing debt beyond the second quarter of 2015. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding its ability to continue as a going concern beyond the second quarter of 2015. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Service Revenues

Service revenues are primarily attributable to the activities from the High Risk Plaque initiative, for which all revenue has been recorded as of December 31, 2013. The Company does not expect to record service revenues in 2014 or beyond.

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

(in thousands)	March 31, 2014	December 31, 2013

Raw materials	$103	$107
Finished goods	270	352

Total inventories	$373	$459

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

The following table summarizes the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Net loss	$(2,179)	$(5,412)
Weighted average number of shares - basic and diluted	27,936,530	25,318,606
Net loss per share - basic and diluted	$(0.08)	$(0.21)

For the three months ended March 31, 2014 and 2013, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	3,053,979	2,210,335
Warrants to purchase common stock	864,555	1,086,343

3.	Fair Value of Financial Instruments

At March 31, 2014, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The carrying amount of the long term debt was considered a reasonable estimate of fair value because the Company’s effective interest rate is near current market rates for instruments with similar characteristics.

4.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction.

The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at March 31, 2014 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, non-payment of principal and interest when due, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement).

May 2013 Loan Amendment

In May 2013, the Company amended its loan and security agreement to allow for a three month deferral of principal payments beginning May 1, 2013 and to allow for up to an additional three months of deferral based on the Company meeting certain

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

In connection with the loan facility, the Company initially issued to the lenders warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. These warrants have been classified as equity instruments and are included within additional paid-in capital. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the exercise price of the warrants was adjusted to $1.70 per share. At the loan modification date, the Company valued the warrants using the Black-Scholes option pricing model and recorded the incremental value of the increased number of warrants as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method.

At March 31, 2014, the Company had $6.3 million outstanding under the term loan and had an unamortized debt discount of $0.1 million.

5.	Commitments and Contingencies

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company was involved in litigation with a former research collaborator resulting from the Company’s termination of its participation in the collaboration. In April 2014, the Company settled this matter for an amount that had been accrued at December 31, 2013. No further losses are expected related to this matter. No other amounts related to contingencies are accrued at March 31, 2014.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC to purchase, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement, including a floor price of $1.00 per share required by the Purchase Agreement. The Company has not yet sold any shares under the Purchase Agreement, which expires in May 2015.

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

8.	Subsequent Event

Follow-on Public Offering

On April 8, 2014, the Company closed a follow-on underwritten public offering of 6,452,000 shares of its common stock, at an offering price of $1.55 per share, for gross proceeds of $10.0 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K  for the year ended December 31, 2013. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are developing and commercializing diagnostic products that may be used to help guide the care and management of patients who suffer from heart failure and related disorders.

Our BGM Galectin-3 Test is our first U.S. Food and Drug Administration, or FDA, cleared and CE Marked diagnostic product. It is currently available as a blood test in the United States and the European Union, or EU. Our BGM Galectin-3 Test was included in the 2013 American College of Cardiology Foundation and the American Heart Association Guideline for the Management of Heart Failure.

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

We are developing a pipeline of diagnostic products by leveraging our intellectual property and the mining of data generated from the BioImage Study, a patient cohort and specimen repository to which we have exclusive access for the development of diagnostic products. Among the products in development is our CardioSCORE™ Test, a biomarker-based blood test designed as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke.

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

In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. We are currently analyzing the results of the medical review. When completed, the results obtained from our analysis of data collected from the review will guide our go-forward regulatory, commercial and investment strategy for the CardioSCORE test in the United States.

BioImage Study Patient Cohort and Banked Specimens

We have exclusive rights to diagnostic inventions arising from our analysis of data generated from the BioImage Study, a proprietary observational and community-based cohort of over 6,800 individuals who have been followed since 2009. Baseline blood serum, plasma, DNA, and RNA samples collected from all participants have been stored and are available for our analysis. In addition, insurance claims data, including information regarding diagnoses, procedures, and therapies related to over 1,200 non-fatal cardiovascular events that were experienced by participants in the cohort over the more than four years since follow-up was initiated is available to us for data mining. We believe that this asset provides us with a unique and proprietary platform from which we may develop new diagnostic products.

Results of Operations

Comparison of the Three Months ended March 31, 2014 and 2013

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Decrease
	(in thousands)
Total Revenues
Product	$739	$820	(10%)
Service	—	68	(100%)

Total Revenues	$739	$888	(17%)

Total revenues decreased by 17%, or $149,000, to $739,000 in the three months ended March 31, 2014 from $888,000 in the three months ended March 31, 2013.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the three months ended March 31, 2014 by $81,000, to $739,000, from $820,000 in the three months ended March 31, 2013. The decrease in product revenues resulted primarily from a decline in orders due to inclement weather in the Eastern half of the United States, where our clinical laboratory customers are concentrated, and purchases relating to independent research studies which, typically, vary from quarter to quarter. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Service revenues decreased by 100%, or $68,000, to $0 in the three months ended March 31, 2014 from $68,000 in the three months ended March 31, 2013. Service revenues in 2013 related to the High Risk Plaque initiative program and there is no further revenue to recognize under the project. Accordingly, we do not expect to record service revenues for the remainder of 2014 and beyond.

Product Costs

Our product costs consist of expenses related to our BGM Galectin-3 Test. These expenses include the contract-manufacturing of the tests, the medical device excise tax, freight and royalty expenses payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from the sales of the test. Product costs exclude depreciation and amortization included in operating expenses.

The following table provides information with respect to our product costs and product margins for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Decrease
	(in thousands)

Product costs	$248	$280	(11%)
Product gross margin	66%	66%	0%

Product costs decreased by 11%, or $32,000, to $248,000 in the three months ended March 31, 2014 as compared to $280,000 in the three months ended March 31, 2013. The decrease in product costs was commensurate with the decrease in product revenue.

Service Costs

Our service costs consist primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses.

The following table provides information with respect to our service costs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Decrease
	(in thousands)

Service costs	$—	$68	(100%)

Service costs decreased by 100%, or $68,000, to $0 in the three months ended March 31, 2014 as compared to $68,000 in the three months ended March 31, 2013. Service costs in the three months ended March 31, 2013 consisted of costs related to the High Risk Plaque initiative program. There are no further costs to incur under this project. Accordingly, we do not expect to record service costs for the remainder of 2014 and beyond.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Decrease
	(in thousands)
Operating expenses
Research and development	$560	$1,376	(59%)
Selling and marketing	688	2,144	(68%)
General and administrative	1,190	1,821	(35%)

Total operating expenses	$2,438	$5,341	(54%)

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

Research and development expenses decreased by 59%, or $816,000, to $560,000 in the three months ended March 31, 2014 as compared to $1.4 million in the three months ended March 31, 2013. The decrease was primarily attributable to decreased biomarker discovery research costs of $332,000 from a strategic reorganization during the fourth quarter of 2012 and the first half of 2013 that sought to eliminate our early stage biomarker discovery activities and re-focus our resources on building additional commercialization capabilities, as well as, decreased professional service costs of $331,000, and decreased costs related to the CardioSCORE medical review and adjudication process of $319,000, offset by costs related to an amendment to an agreement with one of our automated partners in the amount of $150,000.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 68%, or $1.5 million, to $688,000 in the three months ended March 31, 2014 as compared to $2.1 million in the three months ended March 31, 2013. The decreased expenditures were primarily due to costs related to refocusing our marketing activities from market education to commercialization of $868,000 and a decrease in compensation related costs and travel of $417,000.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 35%, or $631,000, to $1.2 million in the three months ended March 31, 2014 as compared to $1.8 million in the three months ended March 31, 2013. This decrease is due primarily to a decrease in compensation related charges and travel of $370,000 and decreased legal and audit related fees of $232,000.

Other income and expense

The following table summarizes other (expense) income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Decrease
	(in thousands)
Other (expense) income
Non-cash consideration associated with stock purchase agreement	$—	$(329)	(100%)
Interest income/other (expense) income	1	7	(86%)
Interest expense	(233)	(289)	(19%)

Total other (expense) income	$(232)	$(611)	(62%)

Other (expense) income decreased by $379,000 primarily resulting from the non-cash commitment fee required by our stock purchase agreement with Aspire Capital Fund, LLC that we paid during the three months ended March 31, 2013 for which we had no corresponding expense during the three months ended March 31, 2014, and less interest expense due to lower loan balances on our term loan because of our principal payments.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have included our cash balances, sales of our equity securities, term loan, product revenue from sales of the BGM Galectin-3 Test, and service revenue from the HRP initiative. As of March 31, 2014, we had $4.3 million of cash.

Follow-on Underwritten Public Offerings

On January 30, 2013, we closed a follow-on underwritten public offering of 6,900,000 shares of our common stock, which included the sale of 900,000 shares pursuant to the underwriters’ over-allotment option. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

On April 8, 2014, the Company closed a follow-on underwritten public offering of 6,452,000 shares of its common stock, at an offering price of $1.55 per share, for gross proceeds of $10.0 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

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

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at March 31, 2014 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015.

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

Warrants

In connection with the loan facility, we initially issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the warrant price of the warrants was adjusted to $1.70 per share. At the loan modification date, we valued the warrants using the Black-Scholes option pricing model and recorded the incremental value of the increased number of warrants as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method. The warrants under the term loan have been classified as equity instruments and are included within additional paid-in capital.

At March 31, 2014, we had $6.3 million outstanding under the term loan and had an unamortized debt discount of $0.1 million.

Net Cash Flows

Cash (used in) provided by operating, investing and financing activities for the three months ended March 31, 2014 and 2013 is summarized as follows:

	Three Months Ended March 31,
Summary Cash Flow Information	2014	2013	Change
Net cash (used in) provided by:
Operating activities	$(2,379)	$(4,235)	$1,856
Investing activities	—	80	(80)
Financing activities	(1,119)	12,465	(13,584)

Net (decrease) increase in cash	(3,498)	8,310	(11,808)

Cash at end of period	$4,253	$21,096	$(16,843)

Three Months Ended March 31, 2014 and 2013

Net cash used in operating activities decreased primarily due to a decrease in our net loss for the three month period ended March 31, 2014 compared to the same period in 2013, partially offset by an increase in non-cash charges and changes in working capital related primarily to a large decrease in accounts payable, accrued expenses and other current liabilities in the three month period ended March 31, 2013.

Net cash provided by investing activities decreased due to the proceeds received from the sale of laboratory equipment in the three month period ended March 31, 2013 for which we received no similar proceeds in the three month period ended March 31, 2014.

Net cash provided by financing activities decreased due to principal payments under our term loan of $787,000 in the three month period ended March 31, 2014 and net proceeds of $12.8 million received from our follow-on public offering in January 2013.

Funding Requirements

During the three months ended March 31, 2014, we incurred a net loss of $2.2 million and used $2.4 million of cash in operations, and expect to continue to incur losses and use cash during 2014 and beyond. At March 31, 2014, we had cash totaling $4.3 million, and an outstanding balance of $6.3 million under our secured term loan facility.

Effective January 1, 2014, the payment rate at which our BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, was increased to $30.01 from $17.80 per test. We expect to increase our revenues through higher reimbursement levels and by engaging additional laboratory providers, and expect to decrease our operating expenses. However, we are in the early stages of commercializing our BGM Galectin-3 Test. Interest in the BGM Galectin-3 Test is increasing as a result of the our market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, we will need to generate significant product revenues.

Under our arrangement with Aspire, we may require Aspire to purchase up to $12 million of our common stock under the Purchase Agreement, subject to the conditions and limitations contained therein, including a floor price of $1.00 per share. Through April 30, 2014, our closing stock price has ranged from a high of $2.08 to a low of $1.09. If in the future, the closing price of our common stock falls below the $1.00 floor price, we would not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in May 2015.

At March 31, 2014, we have an outstanding balance of $6.3 million under the term loan facility and we are required to repay the principal monthly through maturity in September 2015. Our term loan is secured by substantially all of our assets. Our loan and security agreement contains customary events of default that entitle the lenders to cause any or all of our indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash. The events of default include, among others, the occurrence of a material adverse effect, which could cause the lender to accelerate the payments by the Company under the term loan. We have determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is remote.

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

We believe that our existing cash, funding from the April 2014 public offering and availability of up to $12.0 million under our common stock purchase agreement with Aspire, pursuant to which approximately $6.8 million would be available to the Company at March 31, 2014, will be sufficient to fund our operations and service our debt into the second quarter of 2015. The Company has not yet sold any shares under its common stock purchase agreement with Aspire, which expires in May 2015. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations and service our existing debt beyond the second quarter of 2015. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us.

The above circumstances along with our history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding our ability to continue as a going concern beyond the second quarter of 2015. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	the revenue generated by sales of our cardiovascular diagnostic tests;

•	the rate of progress and cost of our commercialization activities;

•	the outcome, costs and timing of seeking regulatory clearance for our product candidates and for additional indications for existing products;

•	the success of our development efforts;

•	the expenses we incur in marketing and selling our products;

•	the emergence and effect of competing or complementary products;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	our ability to raise additional funds to finance our operations and service our debt;

•	the trading price of our common stock being above the $1.00 minimum floor price that is required for us to use the Purchase Agreement with Aspire;

•	the trading price of our common stock; and

•	our ability to maintain compliance with the continued listing requirements of The NASDAQ Capital Market.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the three months ended March 31, 2014.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;

•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;

•	our ability to obtain regulatory clearance from the FDA for our CardioSCORE test and certain additional indications for our galectin-3 test;

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•	our ability to diversify our customer base due to our current dependence upon a certain few, and one primary, laboratory provider customer;

•	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	the ability of our automated partners to develop and obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms and to commercialize any such tests;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our ability to continue as a going concern;

•	our ability to obtain additional financing on terms acceptable to us;

•	our expectations regarding the use of our purchase agreement with Aspire to obtain additional capital through sales of our common stock to Aspire;

•	our ability to maintain compliance with the continued listing requirements of The NASDAQ Capital Market;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests, due to our reliance upon a single third party to manufacture and supply our products;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2013, except as noted below:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: May 14, 2014	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Stephen P. Hall
Stephen P. Hall
Executive Vice President, Chief Financial Officer and Treasurer