Form 10-Q
period 2014-06-30
BG Medicine, Inc.
filed 2014-08-14
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, the registrant had 34,417,249 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$9,538	$7,751
Accounts receivable	353	319
Inventory	554	459
Prepaid expenses and other current assets	352	306

Total current assets	10,797	8,835

Property and equipment, net	154	192
Intangible assets, net	163	192
Deposits and other assets	126	134

Total assets	$11,240	$9,353

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Term loan, current portion	4,406	4,353
Accounts payable	1,012	965
Accrued expenses	924	1,993
Other current liabilities	69	39

Total current liabilities	6,411	7,350

Term loan, net of current portion	745	2,961
Other liabilities	102	111

Total liabilities	7,258	10,422

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Common stock; $.001 par value; 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 34,417,249 and 27,936,222 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	28
Additional paid-in capital	161,234	151,841
Accumulated deficit	(157,286)	(152,938)

Total stockholders’ equity (deficit)	3,982	(1,069)

Total liabilities and stockholders’ equity (deficit)	$11,240	$9,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Revenues:
Product revenues	$799	$972	$1,538	$1,792
Service revenues	—	34	—	102

Total revenues	799	1,006	1,538	1,894

Costs and operating expenses:
Product costs	281	353	529	633
Service costs	—	34	—	102
Research and development	573	1,117	1,133	2,493
Selling and marketing	733	1,782	1,421	3,926
General and administrative	1,183	2,269	2,373	4,090

Total costs and operating expenses	2,770	5,555	5,456	11,244

Loss from operations	(1,971)	(4,549)	(3,918)	(9,350)
Non-cash consideration associated with stock purchase agreement	—	—	—	(329)
Interest income	—	6	2	10
Interest expense	(199)	(295)	(432)	(584)
Other income	1	1	—	4

Net loss	$(2,169)	$(4,837)	$(4,348)	$(10,249)

Net loss per share - basic and diluted	$(0.06)	$(0.18)	$(0.14)	$(0.39)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	33,915,465	27,649,879	30,942,514	26,490,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(4,348)	$(10,249)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	67	100
Stock-based compensation	380	633
Non-cash interest expense	116	99
Non-cash consideration associated with stock purchase agreement	—	329
Gain on sale of property and equipment	—	(53)
Changes in operating assets and liabilities
Restricted cash	—	102
Accounts receivable	(34)	(7)
Inventory	(95)	178
Prepaid expenses and other assets	(38)	(115)
Accounts payable, accrued expenses and other liabilities	(1,067)	275
Deferred revenue and customer deposits	27	(100)

Net cash flows used in operating activities	(4,992)	(8,808)

Cash flows from investing activities
Proceeds from the sale of property and equipment	—	80

Net cash flows provided by investing activities	—	80

Cash flows from financing activities
Proceeds from public offering	9,238	13,058
Costs related to public offering	(243)	(287)
Payments on term loan	(2,240)	(666)
Proceeds from ESPP purchases	2	13
Proceeds from the exercise of stock options	22	27

Net cash flows provided by financing activities	6,779	12,145

Net increase in cash	1,787	3,417

Cash, beginning of period	7,751	12,786

Cash, end of period	$9,538	$16,203

Supplemental disclosure of cash flow information

Cash paid for interest	$319	$455

Supplemental disclosure of non-cash activities

Issuance of common stock warrants accounted for as debt discount	$—	$163

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2014 and results of operations and cash flows for the interim periods ended June 30, 2014 and 2013.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At June 30, 2014, the Company had cash totaling $9.5 million, an outstanding balance of $5.2 million under a secured term loan facility, and stockholder’s equity of $4.0 million. During the six months ended June 30, 2014, the Company incurred a net loss of $4.3 million and used cash in operating activities totaling $5.0 million. The Company expects to continue to incur losses and use cash in operating activities during the remainder of 2014 and beyond.

On April 8, 2014, the Company closed a follow-on underwritten public offering of 6,452,000 shares of its common stock, at an offering price of $1.55 per share, for gross proceeds of $10.0 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

Effective January 1, 2014, the payment rate at which the Company’s BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”), was increased to $30.01 from $17.80 per test. The Company expects to increase its revenues through higher reimbursement levels and by engaging additional laboratory providers and expects to decrease its operating expenses. However, the Company is in the early stages of commercializing its BGM Galectin-3 Test. Interest in the BGM Galectin-3 Test is increasing as a result of the Company’s market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, the Company will need to generate significant product revenues.

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

The Company believes that its existing cash and availability of up to $12.0 million under its common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”), (Note 6) pursuant to which approximately $4.1 million would have been available to the Company through the sale of available shares over the purchase period ending June 30, 2014, will be sufficient to fund its

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations and service its debt into the second quarter of 2015. The Company has not yet sold any shares under its common stock purchase agreement with Aspire, which expires in May 2015. In order for the Company to sell shares to Aspire under the Purchase Agreement, the Company’s common stock must trade above the $1.00 minimum floor price set forth in the Purchase Agreement. Until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations and service its existing debt beyond the second quarter of 2015. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to it.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding its ability to continue as a going concern beyond the second quarter of 2015. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013

Raw materials	$86	$107
Finished goods	468	352

Total inventories	$554	$459

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the computation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)

Net loss	$(2,169)	$(4,837)	$(4,348)	$(10,249)
Weighted average number of shares - basic and diluted	33,915,465	27,649,879	30,942,514	26,490,682
Net loss per share - basic and diluted	$(0.06)	$(0.18)	$(0.14)	$(0.39)

For the three and six months ended June 30, 2014 and 2013, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	Three and Six Months Ended June 30,
	2014	2013
Options to purchase common stock	3,042,661	2,913,192
Warrants to purchase common stock	864,555	864,555

3.	Fair Value of Financial Instruments

At June 30, 2014, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The carrying amount of the long term debt was considered a reasonable estimate of fair value because the Company’s effective interest rate is near current market rates for instruments with similar characteristics.

4.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction.

The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at June 30, 2014 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, non-payment of principal and interest when due, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement).

May 2013 Loan Amendment

In May 2013, the Company amended its loan and security agreement to allow for a three month deferral of principal payments beginning May 1, 2013 and to allow for up to an additional three months of deferral based on the Company meeting certain minimum liquidity requirements, as defined in the amendment. The Company made principal payments in March and April 2013 prior to the signing of the amendment. The Company did not meet the additional liquidity requirements, as defined in the amendment, and, accordingly, principal payments resumed on August 1, 2013. The amendment also increased certain loan fees by $50,000, and amended the terms of the warrants, as discussed below.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with the loan facility, the Company initially issued to the lenders warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. These warrants have been classified as equity instruments and are included within additional paid-in capital. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the exercise price of the warrants was adjusted to $1.70 per share. At the loan modification date, the Company valued the warrants using the Black-Scholes option pricing model and recorded the incremental value of the increased number of shares for which the warrants are exercisable as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method.

At June 30, 2014, the Company had $5.2 million outstanding under the term loan.

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

The Company was involved in litigation with a former research collaborator resulting from the Company’s termination of its participation in the collaboration. In April 2014, the Company settled this matter for an amount that had been accrued at December 31, 2013. No further losses are expected related to this matter. No other amounts related to contingencies are accrued at June 30, 2014.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”), with Aspire Capital Fund, LLC to purchase, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement, including a floor price of $1.00 per share required by the Purchase Agreement. The Company has not yet sold any shares under the Purchase Agreement, which expires in May 2015.

Over the term of the Purchase Agreement, assuming the Company’s common stock is trading above the $1.00 floor price that is required to use the facility, the Company has two ways to elect to sell common stock to Aspire on any business day the Company selects: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume weighted average price (“VWAP”), purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

The Company also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that the Company maintain the effectiveness of the Company’s registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

7.	Follow-on Public Offerings

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

Our BGM Galectin-3 Test

Our BGM Galectin-3 Test is our first FDA cleared and CE Marked diagnostic product. It is an in vitro diagnostic device that quantitatively measures galectin-3 in serum or plasma by enzyme linked immunosorbent assay, or ELISA, on a microtiter plate platform. Heart failure patients with elevated galectin-3 levels as measured using our BGM Galectin-3 Test have been found to be at significantly greater risk of adverse outcomes, including death or hospitalization. Measurement of this protein biomarker is intended to be used in conjunction with clinical evaluation.

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

Reimbursement for Galectin-3 Testing

Approximately 70% of heart failure patients in the United States are of Medicare age. Therefore, reimbursement by Medicare is of considerable interest to our laboratory customers. In the United States, for the 2014 calendar year, the Centers for Medicare and Medicaid Services, or CMS, published a 2014 Medicare national limitation amount for the galectin-3 blood test (analyte-specific CPT® Code 82777) at the amount of a crosswalked test (analyte-specific CPT® Code 84244) whose 2014 national limitation amount is $30.01. This national limitation replaces the galectin-3 blood test’s national limitation amount of $17.80 that was effective in 2013. The 2014 national limitation amount applies across the U.S. except in Ohio and West Virginia where rates of $23.99 and $26.40, respectively, will apply. In Europe, the Company’s sales efforts are currently directed to hospital situated emergency departments whose reimbursement is covered under the hospital budgeting process.

Our Product Pipeline

New Clinical Claims and Indications for the BGM Galectin-3 Test

We believe that the clinical and commercial value of our BGM Galectin-3 Test may extend beyond its current indications for use. We expect to pursue new clinical claims and indications for its use in assessing heart failure, as well as in related disorders. Expansion of the product label to include new clinical claims and indications for use will require additional clinical studies and clearance, or approval, by regulatory bodies, such as the FDA, and inclusion in our CE Mark for use in the EU.

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

In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, the FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. We continue to analyze the results of the medical review. When completed, the results obtained from our analysis of data collected from the review will guide our go-forward regulatory, commercial and investment strategy for the CardioSCORE test in the United States.

BioImage Study Patient Cohort and Banked Specimens

We have exclusive rights to diagnostic inventions arising from our analysis of data generated from the BioImage Study, a proprietary observational and community-based cohort of over 6,800 individuals who have been followed since 2009. Baseline blood serum, plasma, and DNA and RNA samples collected from all participants have been stored and are available for our analysis. In addition, insurance claims data, including information regarding diagnoses, procedures, and therapies related to over 1,200 non-fatal cardiovascular events that were experienced by participants in the cohort over the more than four years since follow-up was initiated is available to us for data mining. We believe that this asset provides us with a unique and proprietary platform from which we may develop new diagnostic products.

Results of Operations

Comparison of the Three Months ended June 30, 2014 and 2013

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)
Total Revenues
Product	$799	$972	(18%)
Service	—	34	(100%)

Total Revenues	$799	$1,006	(21%)

Total revenues decreased by 21%, or $207,000, to $799,000 in the three months ended June 30, 2014 from $1.0 million in the three months ended June 30, 2013.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the three months ended June 30, 2014 by $173,000, to $799,000, from $972,000 in the three months ended June 30, 2013. The decrease in product revenues resulted primarily from a $141,000 decline in orders from our largest customer and a $90,000 decline in purchases relating to independent research studies which, typically, vary from quarter to quarter. This decrease was offset by increased revenues of $58,000 from product sales to other clinical laboratory customers. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Service revenues decreased by 100%, or $34,000, to $0 in the three months ended June 30, 2014 from $34,000 in the three months ended June 30, 2013. Service revenues in 2013 related to the High Risk Plaque initiative program and there is no further revenue to recognize under the project. Accordingly, we do not expect to record service revenues for the remainder of 2014 and beyond.

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

The following table provides information with respect to our product costs and product margins for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	% Increase (Decrease)
	(in thousands)

Product costs	$281	$353	(20%)
Product gross margin	65%	64%	1%

Product costs decreased by 20%, or $72,000, to $281,000 in the three months ended June 30, 2014 as compared to $353,000 in the three months ended June 30, 2013. The decrease in product costs was commensurate with the decrease in product revenue.

Service Costs

Our service costs consist primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses.

The following table provides information with respect to our service costs for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)

Service costs	$—	$34	(100%)

Service costs decreased by 100%, or $34,000, to $0 in the three months ended June 30, 2014 as compared to $34,000 in the three months ended June 30, 2013. Service costs in the three months ended June 30, 2013 consisted of costs related to the High Risk Plaque initiative program. There are no further costs to incur under this project. Accordingly, we do not expect to record service costs for the remainder of 2014 and beyond.

Operating Expenses

The following table summarizes our operating expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)
Operating expenses
Research and development	$573	$1,117	(49%)
Selling and marketing	733	1,782	(59%)
General and administrative	1,183	2,269	(48%)

Total operating expenses	$2,489	$5,168	(52%)

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

Research and development expenses decreased by 49%, or $544,000, to $573,000 in the three months ended June 30, 2014 as compared to $1.1 million in the three months ended June 30, 2013. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in professional service costs by $241,000, a decrease in costs related to the CardioSCORE medical review and adjudication process by $127,000, a decrease in biomarker discovery research costs by $125,000, and a decrease in product development costs associated with CardioSCORE and the automated platform by $51,000.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 59%, or $1.0 million, to $733,000 in the three months ended June 30, 2014 as compared to $1.8 million in the three months ended June 30, 2013. The decreased expenditures were primarily due to costs related to refocusing our marketing activities from market education to commercialization of $476,000 and a decrease in compensation related costs and travel of $465,000.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 48%, or $1.1 million, to $1.2 million in the three months ended June 30, 2014 as compared to $2.3 million in the three months ended June 30, 2013. This decrease is due primarily to a decrease in compensation related charges and travel of $774,000 and decreased legal and audit related fees of $186,000.

Other income and expense

The following table summarizes other (expense) income for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)
Other (expense) income
Interest income/other (expense) income	$1	$7	(86%)
Interest expense	(199)	(295)	(33%)

Total other (expense) income	$(198)	$(288)	(31%)

Other (expense) income decreased by $90,000 primarily resulting from less interest expense during the three months ended June 30, 2014 due to lower loan balances on our term loan because of our principal payments.

Results of Operations

Comparison of the Six Months ended June 30, 2014 and 2013

Revenues

The following table summarizes our total revenues for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)
Total Revenues
Product	$1,538	$1,792	(14%)
Service	—	102	(100%)

Total Revenues	$1,538	$1,894	(19%)

Total revenues decreased by 19%, or $356,000, to $1.5 million in the six months ended June 30, 2014 from $1.9 million in the six months ended June 30, 2013.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the six months ended June 30, 2014 by $254,000, to $1.5 million, from $1.8 million in the six months ended June 30, 2013. The decrease in product revenues resulted primarily from a decline in orders due to inclement weather in the Eastern half of the United States during the first quarter of 2014, sales to our largest customer and purchases relating to independent research studies which, typically, vary from quarter to quarter. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Service revenues decreased by 100%, or $102,000, to $0 in the six months ended June 30, 2014 from $102,000 in the six months ended June 30, 2013. Service revenues in 2013 related to the High Risk Plaque initiative program and there is no further revenue to recognize under the project. Accordingly, we do not expect to record service revenues for the remainder of 2014 and beyond.

Product Costs

The following table provides information with respect to our product costs and product margins for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	% Increase (Decrease)
	(in thousands)

Product costs	$529	$633	(16%)
Product gross margin	66%	65%	1%

Product costs decreased by 16%, or $104,000, to $529,000 in the six months ended June 30, 2014 as compared to $633,000 in the six months ended June 30, 2013. The decrease in product costs was commensurate with the decrease in product revenue.

Service Costs

The following table provides information with respect to our service costs for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)

Service costs	$—	$102	(100%)

Service costs decreased by 100%, or $102,000, to $0 in the six months ended June 30, 2014 as compared to $102,000 in the six months ended June 30, 2013. Service costs in the six months ended June 30, 2013 consisted of costs related to the High Risk Plaque initiative program. There are no further costs to incur under this project. Accordingly, we do not expect to record service costs for the remainder of 2014 and beyond.

Operating Expenses

The following table summarizes our operating expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)
Operating expenses
Research and development	$1,133	$2,493	(55%)
Selling and marketing	1,421	3,926	(64%)
General and administrative	2,373	4,090	(42%)

Total operating expenses	$4,927	$10,509	(53%)

Research and development

Research and development expenses decreased by 55%, or $1.4 million, to $1.1 million in the six months ended June 30, 2014 as compared to $2.5 million in the six months ended June 30, 2013. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in professional service costs by $504,000, a decrease in biomarker discovery research costs by $489,000, a decrease in costs related to the CardioSCORE medical review and adjudication process by $446,000, and a decrease in product development costs associated with CardioSCORE and the automated platform of $71,000. These decreases were offset by a cost sharing arrangement with one of our automated partners in the amount of $150,000 in 2013.

Selling and marketing

Selling and marketing expenses decreased by 64%, or $2.5 million, to $1.4 million in the six months ended June 30, 2014 as compared to $3.9 million in the six months ended June 30, 2013. The decreased expenditures were primarily due to costs related to refocusing our marketing activities from market education to commercialization of $1.4 million and a decrease in compensation related costs and travel of $916,000.

General and administrative

General and administrative expenses decreased by 42%, or $1.7 million, to $2.4 million in the six months ended June 30, 2014 as compared to $4.1 million in the six months ended June 30, 2013. This decrease is due primarily to a decrease in compensation related charges and travel of $1.2 million and decreased legal and audit related fees of $418,000.

Other income and expense

The following table summarizes other (expense) income for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	% Decrease
	(in thousands)
Other (expense) income
Non-cash consideration associated with stock purchase agreement	$—	$(329)	(100%)
Interest income/other (expense) income	2	14	(86%)
Interest expense	(432)	(584)	(26%)

Total other (expense) income	$(430)	$(899)	(52%)

Other (expense) income decreased by $469,000 resulting primarily from the non-cash commitment fee required by our common stock purchase agreement with Aspire Capital Fund, LLC that we paid during the six months ended June 30, 2013 for which we had no corresponding expense during the six months ended June 30, 2014, and less interest expense due to lower loan balances on our term loan because of our principal payments.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have included our cash balances, sales of our equity securities, term loan, product revenue from sales of the BGM Galectin-3 Test, and service revenue from the HRP initiative. As of June 30, 2014, we had $9.5 million of cash.

Follow-on Underwritten Public Offerings

On January 30, 2013, we closed a follow-on underwritten public offering of 6,900,000 shares of our common stock, which included the sale of 900,000 shares pursuant to the underwriters’ over-allotment option. The net offering proceeds that we received, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

On April 8, 2014, we closed a follow-on underwritten public offering of 6,452,000 shares of our common stock, at an offering price of $1.55 per share, for gross proceeds of $10.0 million. The net offering proceeds that we received, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

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

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at June 30, 2014 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015.

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

Warrants

In connection with the loan facility, we initially issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the warrant price of the warrants was adjusted to $1.70 per share. At the loan modification date, we valued the warrants using the Black-Scholes option pricing model and recorded the incremental value of the increased number of shares for which the warrants are exercisable as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method. The warrants under the term loan have been classified as equity instruments and are included within additional paid-in capital.

At June 30, 2014, we had $5.2 million outstanding under the term loan.

Net Cash Flows

Cash (used in) provided by operating, investing and financing activities for the six months ended June 30, 2014 and 2013 is summarized as follows:

	Six Months Ended June 30,
Summary Cash Flow Information	2014	2013	Change
Net cash (used in) provided by:
Operating activities	$(4,992)	$(8,808)	$3,816
Investing activities	—	80	(80)
Financing activities	6,779	12,145	(5,366)

Net increase in cash	1,787	3,417	(1,630)

Cash at end of period	$9,538	$16,203	$(6,665)

Six Months Ended June 30, 2014 and 2013

Net cash used in operating activities decreased primarily due to a decrease in our net loss and non-cash charges for the six month period ended June 30, 2014 compared to the same period in 2013, partially offset by an increase in changes in working capital related primarily to a large decrease in accounts payable, accrued expenses and other current liabilities in the six month period ended June 30, 2013.

Net cash provided by investing activities decreased due to the proceeds received from the sale of laboratory equipment in the six month period ended June 30, 2013 for which we received no similar proceeds in the six month period ended June 30, 2014.

Net cash provided by financing activities decreased due to principal payments under our term loan of $2.2 million in the six month period ended June 30, 2014 and net proceeds of $9.0 million and $12.8 million received from our follow-on public offerings in April 2014 and January 2013, respectively.

Funding Requirements

During the six months ended June 30, 2014, we incurred a net loss of $4.3 million and used $5.0 million of cash in operations, and expect to continue to incur losses and use cash during 2014 and beyond. At June 30, 2014, we had cash totaling $9.5 million, and an outstanding balance of $5.2 million under our secured term loan facility.

Effective January 1, 2014, the payment rate at which our BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services, or CMS, was increased to $30.01 from $17.80 per test. We expect to increase our revenues through higher reimbursement levels and by engaging additional laboratory providers, and expect to decrease our operating expenses. However, we are in the early stages of commercializing our BGM Galectin-3 Test. Interest in the BGM Galectin-3 Test is increasing as a result of our market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, we will need to generate significant product revenues.

Under our arrangement with Aspire, we may require Aspire to purchase up to $12 million of our common stock under the Purchase Agreement, subject to the conditions and limitations contained therein, including a floor price of $1.00 per share. Through July 31, 2014, our closing stock price has ranged from a high of $2.08 to a low of $0.89. If in the future, the closing price of our common stock falls below the $1.00 floor price, we would not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in May 2015.

At June 30, 2014, we have an outstanding balance of $5.2 million under the term loan facility and we are required to repay the principal monthly through maturity in September 2015. Our term loan is secured by substantially all of our assets. Our loan and security agreement contains customary events of default that entitle the lenders to cause any or all of our indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash. The events of default include, among others, the occurrence of a material adverse effect, which could cause the lender to accelerate the payments by us under the term loan. We have determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is remote.

Until we have repaid all amounts due to the lenders under this term loan facility, our ability to raise additional funds through other debt financings is limited.

We believe that our existing cash and availability of up to $12.0 million under our Purchase Agreement with Aspire, pursuant to which approximately $4.1 million would have been available to the Company through the sale of available shares over the purchase period ending June 30, 2014, will be sufficient to fund our operations and service our debt into the second quarter of 2015. We have not yet sold any shares under our Purchase Agreement with Aspire, which expires in May 2015. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations and service our existing debt beyond the second quarter of 2015. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us and any financings may result in dilution to our stockholders.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations and; the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the six months ended June 30, 2014.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;

•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;

•	our ability to obtain regulatory clearance from the FDA for our CardioSCORE test and certain additional indications for our galectin-3 test;

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•	our ability to diversify our customer base due to our current dependence upon a certain few, and one primary, laboratory provider customer;

•	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	the ability of our automated partners to develop and obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms and to commercialize any such tests;

•	the ability of the automation of the galectin-3 test to broaden its acceptance by laboratory customers and accelerate its clinical adoption;

•	our beliefs about the potential clinical and commercial value of the galectin-3 test beyond its current indications for use;

•	the potential to move forward with a European launch of CardioSCORE in test markets;

•	our beliefs about the value of data generated from the BioImage Study;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our ability to continue as a going concern;

•	our ability to obtain additional financing on terms acceptable to us;

•	our expectations regarding the use of our Purchase Agreement with Aspire to obtain additional capital through sales of our common stock to Aspire;

•	our ability to maintain compliance with the continued listing requirements of The NASDAQ Capital Market;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests, due to our reliance upon a single third party to manufacture and supply our products;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q or in any document incorporated herein by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to BG Medicine, Inc. or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: August 14, 2014	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Stephen P. Hall
Stephen P. Hall
Executive Vice President, Chief Financial Officer and Treasurer