Form 10-Q
period 2014-09-30
BG Medicine, Inc.
filed 2014-11-14
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the registrant had 34,417,249 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$6,313	$7,751
Accounts receivable	254	319
Inventory	358	459
Prepaid expenses and other current assets	236	306

Total current assets	7,161	8,835

Property and equipment, net	135	192
Intangible assets, net	149	192
Deposits and other assets	126	134

Total assets	$7,571	$9,353

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Term loan, current portion	4,059	4,353
Accounts payable	425	965
Accrued expenses	1,252	1,993
Other current liabilities	42	39

Total current liabilities	5,778	7,350

Term loan, net of current portion	—	2,961
Other liabilities	97	111

Total liabilities	5,875	10,422

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Common stock; $.001 par value; 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 34,417,249 and 27,936,222 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	28
Additional paid-in capital	161,343	151,841
Accumulated deficit	(159,681)	(152,938)

Total stockholders’ equity (deficit)	1,696	(1,069)

Total liabilities and stockholders’ equity (deficit)	$7,571	$9,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Revenues:
Product revenues	$695	$1,007	$2,233	$2,799
Service revenues	—	23	—	125

Total revenues	695	1,030	2,233	2,924

Costs and operating expenses:
Product costs	234	321	764	954
Service costs	—	23	—	125
Research and development	724	1,048	1,855	3,541
Selling and marketing	647	1,353	2,069	5,279
General and administrative	1,323	1,648	3,696	5,738

Total costs and operating expenses	2,928	4,393	8,384	15,637

Loss from operations	(2,233)	(3,363)	(6,151)	(12,713)
Non-cash consideration associated with stock purchase agreement	—	—	—	(329)
Interest income	—	3	2	13
Interest expense	(165)	(309)	(597)	(893)
Other income	1	4	2	8

Net loss	$(2,397)	$(3,665)	$(6,744)	$(13,914)

Net loss per share - basic and diluted	$(0.07)	$(0.13)	$(0.21)	$(0.52)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	34,417,249	27,918,883	32,113,490	26,971,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(6,744)	$(13,914)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	100	236
Stock-based compensation	489	914
Non-cash interest expense	164	144
Non-cash consideration associated with stock purchase agreement	—	329
Gain on sale of property and equipment	—	(53)
Changes in operating assets and liabilities
Restricted cash	—	125
Accounts receivable	65	(56)
Inventory	101	36
Prepaid expenses and other assets	78	(74)
Accounts payable, accrued expenses and other liabilities	(1,349)	(393)
Deferred revenue and customer deposits	(1)	(114)

Net cash flows used in operating activities	(7,097)	(12,820)

Cash flows from investing activities
Purchases of property and equipment	—	(115)
Proceeds from the sale of property and equipment	—	100

Net cash flows used in investing activities	—	(15)

Cash flows from financing activities
Proceeds from public offering	9,238	13,800
Costs related to public offering	(243)	(1,029)
Payments on term loan	(3,360)	(1,413)
Proceeds from ESPP purchases	2	13
Proceeds from the exercise of stock options	22	27

Net cash flows provided by financing activities	5,659	11,398

Net increase in cash	(1,438)	(1,437)

Cash, beginning of period	7,751	12,786

Cash, end of period	$6,313	$11,349

Supplemental disclosure of cash flow information

Cash paid for interest	$433	$673

Supplemental disclosure of non-cash activities

Issuance of common stock warrants accounted for as debt discount	$—	$163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a commercial stage company that is focused on the development and delivery of diagnostic solutions to aid in the clinical management of heart failure and related disorders. The Company’s BGM Galectin-3® Test is an in vitro diagnostic device that quantitatively measures galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of chronic heart failure. The BGM Galectin-3® Test is cleared by the U.S. Food and Drug Administration (the “FDA”), is CE-marked and is currently available as a blood test in the United States and the European Union (“EU”). The Company is currently focused on preparing for the anticipated U.S. market introduction of galectin-3 automated testing by its automated diagnostic instrument manufacturing partners by conducting clinical research studies that seek to affirm the potential clinical utility and impact of galectin-3 testing in heart failure and related disorders and by continuing to support and promote the publication of the results of clinical research studies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2014 and results of operations and cash flows for the interim periods ended September 30, 2014 and 2013.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At September 30, 2014, the Company had cash totaling $6.3 million, an outstanding balance of $4.1 million under a secured term loan facility, and stockholders’ equity of $1.7 million. During the nine months ended September 30, 2014, the Company incurred a net loss of $6.7 million and used cash in operating activities totaling $7.1 million. The Company expects to continue to incur losses and use cash in operating activities during the remainder of 2014 and beyond.

On April 8, 2014, the Company closed a follow-on underwritten public offering of 6,452,000 shares of its common stock, at an offering price of $1.55 per share, for gross proceeds of $10.0 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

Effective January 1, 2014, the payment rate at which the Company’s BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”), was increased to $30.01 from $17.80 per test. The Company is in the early stages of commercializing its BGM Galectin-3 Test. In order to achieve profitability, the Company will need to generate significant product revenues. The Company believes that automation of its galectin-3 test will broaden its acceptance by laboratory customers and, as a result, accelerate its clinical adoption. To that end, the Company has entered into licensing and commercialization agreements with four leading diagnostic instrument manufacturers to develop and commercialize automated instrument versions of its galectin-3 test.

On September 11, 2014, the Company implemented a reduction of approximately 55% of its workforce, or 12 people (the “Restructuring”), leaving 10 employees. The Company took this step in order to reduce its operating expenses and extend its cash runway in anticipation of the commercial launch of automated versions of the Company’s galectin-3 test. The automated galectin-3 tests are being developed and commercialized by the Company’s diagnostic instrument manufacturing partners and will be performed on the partners’ automated platforms. The first automated version of the galectin-3 test is expected to be launched in the United States in 2015.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Restructuring primarily eliminated the Company’s sales and marketing organization and removed certain positions in other functional areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by generating, publishing and publicizing data derived from clinical research studies and by expanding the BGM Galectin-3 Test’s labeling indications for use through additional clinical studies and clearances by the FDA.

Employees affected by the Restructuring were notified on September 11, 2014 and were provided with severance arrangements including outplacement assistance. As a result of the Restructuring, the Company recorded total one-time charges with respect to severance payments and benefits continuation of approximately $404,000 in the third quarter of 2014, of which, $128,000, $114,000 and $162,000 was recorded in research and development, sales and marketing and general and administrative expense, respectively. Approximately $58,000 was paid during the third quarter and the remaining $346,000, included in accrued expenses, will be paid out during the fourth quarter of 2014 and the first quarter of 2015. As a result of the Restructuring, the Company estimates it will generate annualized expense savings of approximately $1.9 million primarily from savings in employee salaries and benefits.

As further described in Note 4, the Company has a term loan facility that is secured by substantially all of the Company’s assets. The loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, the occurrence of a material adverse effect which could cause the lender to accelerate the payments by the Company under the term loan. The Company has determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is remote.

The Company believes that its existing cash will be sufficient to fund its operations and service its debt into the second quarter of 2015. Until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations and service its existing debt through the second quarter of 2015 and beyond. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to it. On November 13, 2014, the Company announced that it had retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include, among others, possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding its ability to continue as a going concern through the second quarter of 2015 and beyond. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company has reviewed ASU 2014-15 and does not currently expect the standard to have an impact on its consolidated financial statements.

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

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$86	$107
Finished goods	272	352

Total inventories	$358	$459

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

The following table summarizes the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net loss	$(2,397)	$(3,665)	$(6,744)	$(13,914)
Weighted average number of shares - basic and diluted	34,417,249	27,918,883	32,113,490	26,971,981
Net loss per share - basic and diluted	$(0.07)	$(0.13)	$(0.21)	$(0.52)

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2014 and 2013, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	Three and Nine Months Ended September 30,
	2014	2013
Options to purchase common stock	2,579,321	2,608,282
Warrants to purchase common stock	864,555	864,555

3.	Fair Value of Financial Instruments

At September 30, 2014, the Company’s financial instruments consisted of cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The carrying amount of the long term debt was considered a reasonable estimate of fair value because the Company’s effective interest rate is near current market rates for instruments with similar characteristics.

4.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction.

The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at September 30, 2014 was 9.25% per annum. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, non-payment of principal and interest when due, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement).

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

At September 30, 2014, the Company had $4.1 million outstanding under the term loan.

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

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was involved in litigation with a former research collaborator resulting from the Company’s termination of its participation in the collaboration. In April 2014, the Company settled this matter for an amount that had been accrued at December 31, 2013. No further losses are expected related to this matter. No other amounts related to contingencies are accrued at September 30, 2014.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”), with Aspire Capital Fund, LLC to sell, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales, if any, to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement, including a floor price of $1.00 per share required by the Purchase Agreement. The Company was not eligible to sell any shares under the Purchase Agreement during the purchase period ended September 30, 2014 because the trading price of its common stock did not exceed the $1.00 floor price. The Company has not yet sold any shares under the Purchase Agreement, which expires in May 2015.

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

We market and sell our BGM Galectin-3 Test kits to health care clinical laboratories, hospitals, and health care providers. We seek to accelerate the clinical and commercial adoption of galectin-3 testing by generating, publishing and publicizing data derived from clinical research studies that have incorporated our BGM Galectin-3 Test and by expanding our BGM Galectin-3 Test’s indications for use. We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world.

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

In April 2013, Abbott obtained a CE mark for its ARCHITECT® Galectin-3 assay and initiated its commercial launch in the EU. Abbott is offering the ARCHITECT® Galectin-3 assay on its ARCHITECT® automated immunoassay platform. In the United States, Fujirebio Diagnostics, Incorporated, or Fujirebio, on behalf of Abbott, is the first of our automated partners to have filed for 510(k) regulatory clearance of an automated version of the galectin-3 test. Fujirebio is developing the test for use on Abbott’s ARCHITECT® immunochemistry instrument platform. Fujirebio initially submitted its 510(k) to the FDA in July 2012. Subsequently, Fujirebio received a letter from the FDA requesting additional information on various matters, including the geographic composition of the patient cohort that provided the blood samples used to support the 510(k) submission. Due to the nature of the additional information requested and the time required to address the FDA’s questions, Fujirebio was unable to submit a complete response to the FDA by the FDA-designated deadline on February 25, 2013 and withdrew the submission. Fujirebio submitted its new 510(k) to the FDA in February 2014.

Reimbursement for Galectin-3 Testing

Approximately 70% of heart failure patients in the United States are of Medicare age. Therefore, reimbursement by Medicare is of considerable interest to our laboratory customers. In the United States, for the 2014 calendar year, the Centers for Medicare and Medicaid Services, or CMS, published a 2014 Medicare national limitation amount for the galectin-3 blood test (analyte-specific CPT® Code 82777) at the amount of a crosswalked test (analyte-specific CPT® Code 84244) whose 2014 national limitation amount is $30.01. This national limitation replaced the galectin-3 blood test’s national limitation amount of $17.80 that was effective in 2013. The 2014 national limitation amount applies across the U.S. except in Ohio and West Virginia where rates of $23.99 and $26.40, respectively, apply. In Europe, reimbursement is covered under the hospital budgeting process and typically applies to testing performed during emergency room visits and on hospital in-patients.

Our Product Pipeline

New Clinical Claims and Indications for the BGM Galectin-3 Test

We believe that the clinical and commercial value of our BGM Galectin-3 Test may extend beyond its current indications for use. Subject to access to sufficient financial resources, we expect to pursue new clinical claims and indications for its use in assessing heart failure, as well as in related disorders. Expansion of the product label to include new clinical claims and indications for use will require additional clinical studies and clearance, or approval, by regulatory bodies, such as the FDA, and inclusion in our CE Mark for use in the EU.

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

In December 2012, we obtained a CE Mark for the CardioSCORE test, which allows us to market the test in Europe and other countries that recognize CE Mark. However, as a result of our decision to focus our efforts on increasing the adoption and sales of our galectin-3 test, we have decided to redirect investments from a launch of the CardioSCORE test in Europe to support our galectin-3 efforts.

In December 2011, we submitted a 510(k) to the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, the FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. The adjudication of clinical endpoints indicates that the prevalence of cardiovascular events identified in the BioImage Study cohort which was used to validate CardioSCORE is broadly in line with what would be expected in a US-based epidemiological cohort of this composition. While we continue to explore potential opportunities to commercialize CardioSCORE, we have decided to redirect investments to support our galectin-3 efforts.

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

Comparison of the Three Months ended September 30, 2014 and 2013

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)
Total Revenues
Product	$695	$1,007	(31%)
Service	—	23	(100%)

Total Revenues	$695	$1,030	(33%)

Total revenues decreased by 33%, or $335,000, to $695,000 in the three months ended September 30, 2014 from $1.0 million in the three months ended September 30, 2013.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the three months ended September 30, 2014 by $312,000, to $695,000 from $1.0 million in the three months ended September 30, 2013. The decrease in product revenues resulted primarily from a $196,000 decline in purchases relating to independent research studies, which typically vary from quarter to quarter, and a $141,000 decline in orders from our largest customer. This decrease was offset by increased revenues of $25,000 from product sales to other clinical laboratory customers. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Service revenues decreased by 100%, or $23,000 to $0 in the three months ended September 30, 2014 from $23,000 in the three months ended September 30, 2013. Service revenues in 2013 related to the High Risk Plaque initiative program and there is no further revenue to recognize under the project. Accordingly, we do not expect to record service revenues for the remainder of 2014 and beyond.

Product Costs

Our product costs consist of expenses related to our BGM Galectin-3 Test. These expenses include the contract-manufacturing of the tests, the medical device excise tax, freight and royalty expenses payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from the sales of the test.

The following table provides information with respect to our product costs and product margins for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)

Product costs	$234	$321	(27%)
Product gross margin	66%	68%	(2%)

Product costs decreased by 27%, or $87,000, to $234,000 in the three months ended September 30, 2014 as compared to $321,000 in the three months ended September 30, 2013. The decrease in product costs was commensurate with the decrease in product revenue.

Service Costs

Our service costs consist primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses.

The following table provides information with respect to our service costs for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)

Service costs	$—	$23	(100%)

Service costs decreased by 100%, or $23,000, to $0 in the three months ended September 30, 2014 as compared to $23,000 in the three months ended September 30, 2013. Service costs in the three months ended September 30, 2013 consisted of costs related to the High Risk Plaque initiative program. There are no further costs to incur under this project. Accordingly, we do not expect to record service costs for the remainder of 2014 and beyond.

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)
Operating expenses
Research and development	$724	$1,048	(31%)
Selling and marketing	647	1,353	(52%)
General and administrative	1,323	1,648	(20%)

Total operating expenses	$2,694	$4,049	(33%)

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

Research and development expenses decreased by 31%, or $324,000, to $724,000 in the three months ended September 30, 2014 as compared to $1.0 million in the three months ended September 30, 2013. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in biomarker discovery research costs by $255,000, a decrease in costs related to the CardioSCORE medical review and adjudication process by $91,000, a decrease in professional service costs by $66,000, and a decrease in product development costs associated with CardioSCORE and the automated platform by $40,000. These decreases were partially offset by one-time severance expense of $128,000 recorded in the three months ended September 30, 2014.

Selling and Marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 52%, or $706,000, to $647,000 in the three months ended September 30, 2014 as compared to $1.4 million in the three months ended September 30, 2013. The decreased expenditures were primarily due to costs related to refocusing our marketing activities from market education to commercialization of $421,000 and a decrease in compensation related costs and travel of $253,000 (net of a one-time severance expense of $114,000).

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 20%, or $325,000, to $1.3 million in the three months ended September 30, 2014 as compared to $1.6 million in the three months ended September 30, 2013. This decrease is due primarily to a decrease in compensation related charges and travel of $269,000 (net of one-time severance expense of $162,000) and decreased legal and audit expenses of $32,000.

Other Income and Expense

The following table summarizes other (expense) income for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)
Other (expense) income
Interest income	$—	$3	(100%)
Interest expense	(165)	(309)	(47%)
Other income	1	4	(75%)

Total other (expense) income	$(164)	$(302)	(46%)

Other (expense) income decreased by $138,000 primarily resulting from less interest expense during the three months ended September 30, 2014 due to lower loan balances on our term loan because of our principal payments.

Results of Operations

Comparison of the Nine Months ended September 30, 2014 and 2013

Revenues

The following table summarizes our total revenues for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)
Total Revenues
Product	$2,233	$2,799	(20%)
Service	—	125	(100%)

Total Revenues	$2,233	$2,924	(24%)

Total revenues decreased by 24%, or $691,000, to $2.2 million in the nine months ended September 30, 2014 from $2.9 million in the nine months ended September 30, 2013.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the nine months ended September 30, 2014 by 20%, or $566,000, to $2.2 million, from $2.8 million in the nine months ended September 30, 2013. The decrease in product revenues resulted primarily from a $368,000 decline in purchases relating to independent research studies, which typically vary from quarter to quarter, and a $298,000 decline in orders from our largest customer. This decrease was offset by increased revenues of $100,000 from product sales to other clinical laboratory customers. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Service revenues decreased by 100%, or $125,000, to $0 in the nine months ended September 30, 2014 from $125,000 in the nine months ended September 30, 2013. Service revenues in 2013 related to the High Risk Plaque initiative program and there is no further revenue to recognize under the project. Accordingly, we do not expect to record service revenues for the remainder of 2014 and beyond.

Product Costs

The following table provides information with respect to our product costs and product margins for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)

Product costs	$764	$954	(20%)
Product gross margin	66%	66%	0%

Product costs decreased by 20%, or $190,000, to $764,000 in the nine months ended September 30, 2014 as compared to $954,000 in the nine months ended September 30, 2013. The decrease in product costs was commensurate with the decrease in product revenue.

Service Costs

The following table provides information with respect to our service costs for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)

Service costs	$—	$125	(100%)

Service costs decreased by 100%, or $125,000, to $0 in the nine months ended September 30, 2014 as compared to $125,000 in the nine months ended September 30, 2013. Service costs in the nine months ended September 30, 2013 consisted of costs related to the High Risk Plaque initiative program. There are no further costs to incur under this project. Accordingly, we do not expect to record service costs for the remainder of 2014 and beyond.

Operating Expenses

The following table summarizes our operating expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)
Operating expenses
Research and development	$1,855	$3,541	(48%)
Selling and marketing	2,069	5,279	(61%)
General and administrative	3,696	5,738	(36%)

Total operating expenses	$7,620	$14,558	(48%)

Research and Development

Research and development expenses decreased by 48%, or $1.7 million, to $1.9 million in the nine months ended September 30, 2014 as compared to $3.5 million in the nine months ended September 30, 2013. The decrease in research and development expenses was primarily attributable to a decrease in biomarker discovery research costs by $746,000, a decrease in professional service costs by $570,000, and a decrease in costs related to the CardioSCORE medical review and adjudication process by $538,000. These decreases were offset by a one-time severance charge of $128,000 taken in the third quarter of 2014 and an increase in product development costs of $40,000.

Selling and Marketing

Selling and marketing expenses decreased by 61%, or $3.2 million, to $2.1 million in the nine months ended September 30, 2014 as compared to $5.3 million in the nine months ended September 30, 2013. The decreased expenditures were primarily due to costs related to refocusing our marketing activities from market education to commercialization of $1.9 million and a decrease in compensation related costs and travel of $1.2 million (net of one-time severance expense of $114,000).

General and Administrative

General and administrative expenses decreased by 36%, or $2.0 million, to $3.7 million in the nine months ended September 30, 2014 as compared to $5.7 million in the nine months ended September 30, 2013. This decrease is due primarily to a decrease in compensation related charges and travel of $1.5 million (net of one-time severance expense of $162,000), decreased legal and audit related fees of $450,000 and decreased public company expenses of $110,000.

Other income and expense

The following table summarizes other (expense) income for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		% Decrease
	2014	2013
	(in thousands)
Other (expense) income
Non-cash consideration associated with stock purchase agreement	$—	$(329)	(100%)
Interest income	2	13	(85%)
Interest expense	(597)	(893)	(33%)
Other income	2	8	(75%)

Total other (expense) income	$(593)	$(1,201)	(51%)

Other (expense) income decreased by $608,000 resulting primarily from the non-cash commitment fee required by our common stock purchase agreement with Aspire Capital Fund, LLC that we paid during the nine months ended September 30, 2013 for which we had no corresponding expense during the nine months ended September 30, 2014, and less interest expense due to lower loan balances on our term loan because of our principal payments.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have included our cash balances, sales of our equity securities, term loan, product revenue from sales of the BGM Galectin-3 Test, and service revenue from the HRP initiative. As of September 30, 2014, we had $6.3 million of cash.

November 2014 Announcement Regarding Exploration of Strategic Alternatives

On November 13, 2014, we announced that we initiated a process to explore and consider a full range of strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions. We engaged Stifel, Nicolaus & Company, Incorporated as our financial advisor to assist us in this process. There can be no assurance that this exploration process will result in any transaction or enhance shareholder value.

September 2014 Restructuring

On September 11, 2014, we implemented a reduction of approximately 55% of our workforce, or 12 people, leaving 10 employees. We took this step in order to reduce our operating expenses and extend our cash runway in anticipation of the commercial launch of automated versions of our galectin-3 test. The automated galectin-3 tests are being developed and commercialized by the Company’s diagnostic instrument manufacturing partners and will be performed on the partners’ automated platforms. The first automated version of the galectin-3 test is expected to be launched in the United States in 2015.

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

Common Stock Purchase Agreement with Aspire

On January 24, 2013, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term, which expires in May 2015. Under the Purchase Agreement, we initially issued 132,743 shares of our common stock as a commitment fee. Our sales to Aspire, if any, will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement. We were not eligible to sell any shares under the Purchase Agreement during the purchase period ended September 30, 2014 because the trading price of our common stock did not exceed the $1.00 floor price. We have not yet sold any shares under the Purchase Agreement.

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

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at September 30, 2014 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at September 2015.

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

At September 30, 2014, we had $4.1 million outstanding under the term loan.

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

NASDAQ Notice for Failure to Satisfy a Continued Listing Rule or Standard

On September 5, 2014, we were notified that for the preceding 30 consecutive business days, our common stock had closed below the minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on The NASDAQ Capital Market. The notice had no immediate effect on the listing or trading of our common stock and our common stock continues to trade on The NASDAQ Capital Market at this time. In accordance with the applicable NASDAQ Listing Rule, we have a grace period of 180 calendar days, or until March 4, 2015, to regain compliance with this rule. Compliance can be achieved automatically and without further action if the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period.

If we do not achieve compliance with the Minimum Bid Price Requirement by March 4, 2015, NASDAQ will notify us that our common stock will be subject to delisting. If we receive a notice of delisting, we would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. Alternatively, if at that time we are in compliance with the continued listing requirements for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market other than the Minimum Bid Price Requirement, we could seek additional time to comply and thereby receive an additional grace period to gain compliance with the Minimum Bid Price Requirement. We are currently considering available options to resolve our listing deficiencies and to regain compliance. There can be no assurance that we will be able to regain compliance with The NASDAQ Capital Market listing requirements.

Net Cash Flows

Cash (used in) provided by operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 is summarized as follows:

	Nine Months Ended September 30,
Summary Cash Flow Information	2014	2013	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,097)	$(12,820)	$5,723
Investing activities	—	(15)	15
Financing activities	5,659	11,398	(5,739)

Net increase in cash	(1,438)	(1,437)	(1)

Cash at end of period	$6,313	$11,349	$(5,036)

Nine Months Ended September 30, 2014 and 2013

Net cash used in operating activities decreased primarily due to a decrease in our net loss and non-cash charges for the nine month period ended September 30, 2014 compared to the same period in 2013, partially offset by an increase in changes in working capital related primarily to a large decrease in accounts payable, one-time accrued expenses and other current liabilities in the nine month period ended September 30, 2013.

Net cash used in investing activities decreased due to the purchase of furniture and equipment related to our corporate office move in the third quarter of 2013, partially offset by proceeds received from the sale of laboratory equipment in the nine month period ended September 30, 2013. We had no similar activity in the nine month period ended September 30, 2014.

Net cash provided by financing activities decreased due to principal payments under our term loan of $3.4 million in the nine month period ended September 30, 2014 and net proceeds of $9.0 million and $12.8 million received from our follow-on public offerings in April 2014 and January 2013, respectively.

Funding Requirements

During the nine months ended September 30, 2014, we incurred a net loss of $6.7 million and used $7.1 million of cash in operations, and expect to continue to incur losses and use cash during 2014 and beyond. At September 30, 2014, we had cash totaling $6.3 million, and an outstanding balance of $4.1 million under our secured term loan facility.

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

Under our arrangement with Aspire, we may require Aspire to purchase up to $12 million of our common stock under the Purchase Agreement, subject to the conditions and limitations contained therein, including a floor price of $1.00 per share. From January 1, 2014 through October 31, 2014, our closing stock price has ranged from a high of $2.08 to a low of $0.37. If the closing price of our common stock continues to trade below the $1.00 floor price, we will not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in May 2015.

At September 30, 2014, we have an outstanding balance of $4.1 million under the term loan facility and we are required to repay the principal monthly through maturity in September 2015. Our term loan is secured by substantially all of our assets. Our loan and security agreement contains customary events of default that entitle the lenders to cause any or all of our indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash. The events of default include, among others, the occurrence of a material adverse effect, which could cause the lender to accelerate the payments by us under the term loan. We have determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is remote.

Until we have repaid all amounts due to the lenders under this term loan facility, our ability to raise additional funds through other debt financings is limited.

We believe that our existing cash will be sufficient to fund our operations and service our debt into the second quarter of 2015. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations and service our existing debt through the second quarter of 2015 and beyond. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us and any financings may result in dilution to our stockholders.

The above circumstances along with our history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding our ability to continue as a going concern through the second quarter of 2015 and beyond. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	the revenue generated by sales of our cardiovascular diagnostic tests;

•	the rate of progress and cost of our commercialization activities;

•	the outcome, costs and timing of seeking regulatory clearance for our product candidates and for additional indications for existing products;

•	the success of our development efforts;

•	the expenses we incur in marketing and selling our products;

•	the emergence and effect of competing or complementary products;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	our ability to raise additional funds to finance our operations and service our debt;

•	the trading price of our common stock being above the $1.00 minimum floor price that is required for us to use the Purchase Agreement with Aspire;

•	the trading price of our common stock; and

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the nine months ended September 30, 2014.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;

•	the ability of our automated partners to develop, obtain regulatory clearance for and commercialize galectin-3 tests that can be performed on their automated platforms and the timing of the launch of our partners’ automated galectin-3 tests in the United States;

•	our ability to successfully operate and grow our business following our September 2014 workforce reduction;

•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;

•	our ability to obtain regulatory clearance from the FDA for certain additional indications for our galectin-3 test;

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•	our ability to diversify our customer base due to our current dependence upon a certain few, and one primary, laboratory provider customer;

•	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	the ability of the automation of the galectin-3 test to broaden its acceptance by laboratory customers and accelerate its clinical adoption;

•	our beliefs about the potential clinical and commercial value of the galectin-3 test beyond its current indications for use;

•	our beliefs about the value of data generated from the BioImage Study;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our ability to continue as a going concern;

•	our ability to obtain additional financing on terms acceptable to us;

•	our expectations regarding the use of, and our ability to use, our Purchase Agreement with Aspire to obtain additional capital through sales of our common stock to Aspire;

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests, due to our reliance upon a single third party to manufacture and supply our products;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, uses of cash, capital requirements and our needs for additional financing.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows.

Following our reduction in force in September 2014, which resulted in the elimination of approximately 55% of our headcount, we may not be able to retain our remaining employees.

On September 11, 2014, we implemented a reduction of approximately 55% of our workforce, or 12 people, or the Restructuring, leaving 10 employees. We took this step in order to reduce our operating expenses and extend our cash runway in anticipation of the commercial launch of automated versions of our galectin-3 test. The automated galectin-3 tests are being developed and commercialized by our diagnostic instrument manufacturing partners and will be performed on our partners’ automated platforms. The first automated version of the galectin-3 test is expected to be launched in the United States in 2015. The Restructuring primarily eliminated our sales and marketing organization and removed certain positions in other functional areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by generating, publishing and publicizing data derived from clinical research studies and by expanding the BGM Galectin-3 Test’s labeling indications for use through additional clinical studies and clearances by the FDA.

As a result of the Restructuring, we are heavily dependent upon our ability to retain our remaining employees. The loss of the service of any number of our remaining employees may significantly delay or prevent our ability to continue our operations. Given the magnitude of our September 2014 reduction in force, the morale of our remaining employees may be lower, employees may be distracted and any one of our remaining employees could terminate his or her employment with us at any time. A departing employee’s expertise would be difficult to replace and the failure to do so on a timely basis could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise to be successful in retaining our remaining personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, the Restructuring may prove to be more disruptive to our operations than we anticipated. For example, cost savings measures may distract management from our core business, harm our reputation, yield unanticipated consequences, such as attrition beyond the planned Restructuring, or increased difficulties in our day-to-day operations. Any failure to retain our qualified personnel could prevent us from successfully growing our business by expanding the number of health care clinical laboratories, hospitals, and health care providers with which we do business or impair our ability to maintain sales levels of, and/or support sales growth of, our galectin-3 test.

If we fail to continue to meet all applicable NASDAQ Capital Market requirements and our common stock is delisted, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 5, 2014, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(C) the Company will be afforded 180 calendar days, or until March 4, 2015, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by March 4, 2015, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, to continue our operations; may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Capital Market was $0.43 on November 6, 2014.

The impact and results of our exploration of strategic alternatives are uncertain and may not be successful.

On November 13, 2014, we announced that we initiated a process to explore and consider a full range of strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions. We engaged Stifel, Nicolaus & Company, Incorporated as our financial advisor to assist us in this process. There can be no assurance that this exploration process will result in any initiatives, agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

In addition, there is uncertainty regarding the length or complexity of the strategic alternative exploration process. We also expect that the process will distract the attention of our management from operating and growing our business and may impair our relationships with our customers, partners and employees. It is also possible that we will incur significant expenses pursuing one or more transactions unsuccessfully. We do not currently intend to disclose further developments with respect to this process, unless and until our board of directors approves a specific transaction or otherwise concludes the review of strategic alternatives.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: November 14, 2014	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Stephen P. Hall
Stephen P. Hall
Executive Vice President, Chief Financial Officer and Treasurer