Form 10-K
period 2014-12-31
BG Medicine, Inc.
filed 2015-03-31
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of June 30, 2014 was approximately $26,080,721.

As of March 15, 2015, the registrant had 34,584,730 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Our BGM Galectin-3 Test kits are purchased by clinical, hospital and research laboratories. We hope to accelerate the clinical and commercial adoption of galectin-3 testing by providing support to clinical research studies that have incorporated our BGM Galectin-3 Test and by expanding our BGM Galectin-3 Test’s indications for use.

We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world. On December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ (Abbott) ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3. We are currently focused on preparing for the anticipated U.S. market introduction of automated testing for galectin-3 by Abbott, which we expect will occur in mid-2015.

Recent Developments

On November 13, 2014, we announced that we retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist us in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions.

Since September 11, 2014, we implemented a reduction of approximately 68% of our workforce, or 15 people, leaving 7 employees. We refer to this reduction as the Restructuring. We took this step in order to reduce our operating expenses and extend our cash runway in anticipation of the commercial launch of automated versions of our galectin-3 test by our diagnostic instrument manufacturing. The Restructuring primarily eliminated our sales and marketing organization and removed certain positions in other functional areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by providing support to independent clinical research studies and by expanding the BGM Galectin-3 Test’s labeling indications.

Our common stock is currently listed for trading on the NASDAQ Capital Market. As disclosed in a Current Report on Form 8-K filed on March 13, 2015, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We have requested a hearing, at which we will request an extension within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending the hearing and the expiration of any extension granted by the Panel, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance within any extension period granted by the Panel.

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

Galectins are a family of proteins that appear to play important roles in inflammation, immunity and cancer. Galectin-3, a member of this family of proteins, appears to be a key protein mediator of fibrosis, scarring and tissue repair and has been implicated in fibrosis in the heart, human atherosclerotic lesions, liver, kidney and lung. Elevated galectin-3 levels have been associated with adverse outcomes in heart failure, cardiovascular disease, chronic renal disease, pulmonary disease, liver disease and cancer.

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

Progress to Date

On December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for galectin-3. The clearance was obtained based on a 510(k) submission made to the FDA in February 2014, on behalf of Abbott, by Fujirebio Diagnostics, Incorporated, or Fujirebio. We anticipate U.S. market introduction of Abbott’s ARCHITECT Galectin-3 automated assay in mid-2015.

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

Recognition of Galectin-3 Testing in U.S. Guideline for the Management of Heart Failure

In June 2013, galectin-3 testing was recognized for the first time in the 2013 American College of Cardiology Foundation and the American Heart Association Guideline for the Management of Heart Failure. The ACCF/AHA Guideline is designed to assist clinicians in selecting the best management strategy for individual patients and provides expert analysis of data on prevention, diagnosis, risk stratification, and treatment. Galectin-3 testing has been assigned a Level of Evidence of ‘A’, multiple populations evaluated, and a Class of Recommendation corresponding to ‘May Be Considered’ for the purpose of additive risk stratification of acute heart failure patients, and a Level of Evidence of ‘B’, limited populations evaluated, and a Class of Recommendation of ‘May Be Considered’ for risk stratification of ambulatory heart failure patients. The guideline further notes that testing for galectin-3 is predictive of risk of adverse outcomes in heart failure, including hospitalization, and is additive to BNP and NT-proBNP testing for heart failure patient risk stratification. Writing committees are charged with regularly reviewing and evaluating all available evidence to develop balanced, patient-centric recommendations for clinical practice. The guidelines for heart failure management were last revised in 2009.

Reimbursement for Galectin-3 Testing

Approximately 70% of heart failure patients in the United States are of Medicare age. Therefore, reimbursement by Medicare is important to our laboratory customers. In the United States, for the 2014 calendar year, the Centers for Medicare and Medicaid Services, or CMS, published a 2014 Medicare national limitation amount for the galectin-3 blood test (analyte-specific CPT® Code 82777) at the amount of a crosswalked test (analyte-specific CPT® Code 84244) whose 2014 national limitation amount was $30.01. This national limitation replaced the galectin-3 blood test’s national limitation amount of $17.80 that was effective in 2013. In 2015, the national limitation amount for the galectin-3 blood test was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply. In Europe, reimbursement is covered under the hospital budgeting process and typically applies to testing performed during emergency room visits and on hospital in-patients.

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

Heart Failure in the United States – According to the American Heart Association, an estimated 5.7 million Americans suffer from heart failure, with approximately 870,000 new cases occurring each year. By 2030, the prevalence of heart failure in the United States is expected to increase to over 8.0 million patients. In 2013, the direct and indirect costs associated with heart failure in the United States are estimated to have been approximately $32 billion. The costs associated with heart failure in the United States are expected to increase to approximately $97 billion by 2030. It is estimated that heart failure is responsible for over 277,000 deaths per year in the United States alone.

Once diagnosed, the overall mortality, or rate of death, associated with heart failure is high, with an estimated 20% dying within the first year of diagnosis and an estimated 50% dying within the first five years of diagnosis. In the United States, treatment of heart failure patients is associated with a high rate of hospitalization and ambulatory care visits, with an estimated 1.3 million hospitalizations and an estimated 1.8 million physician office visits per year for patients with a primary diagnosis of heart failure. Unplanned re-hospitalization of heart failure patients is known to have a significant impact on the utilization of health care resources. A recent review of Medicare claims data for re-hospitalization showed that patients with a discharge diagnosis of heart failure had a 30-day re-hospitalization rate of approximately 25%. Heart failure is the number one cause of early re-hospitalization among Medicare patients in the United States.

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

Clinical Utility and Benefits of Galectin-3 Testing for Patients with Heart Failure

Approximately 30% to 50% of heart failure patients are found to have elevated blood plasma or serum levels of galectin-3. Clinical studies have demonstrated that patients with elevated levels of galectin-3 experience a significantly higher rate of adverse outcomes, including mortality, or hospitalization. We believe that the measurement of the protein biomarker galectin-3 in patients with heart failure may facilitate decisions that are made regarding the intensity, locale, and nature of a heart failure patient’s ongoing care.

Our Commercial Strategy

We believe that the introduction of automated testing for galectin-3 will increase the adoption of galectin-3 testing. We believe that laboratory adoption of automated testing for galectin-3 will result in improved access to testing, shorten turn-around-time for receipt of test results, minimize objections related to the more labor intensive manual micro-titer plate testing method and, as a result, accelerate clinical adoption of galectin-3 testing. As a result, we are currently focusing on preparing for the anticipated U.S. market introduction of automated testing for galectin-3. We anticipate U.S. market introduction of Abbott’s ARCHITECT Galectin-3 automated assay in mid-2015.

In order to reduce operating expenses and extend our cash runway in anticipation of the commercial launch of automated testing for galectin-3, we implemented a reduction in our workforce on September 11, 2014. In so doing, we primarily eliminated our sales and marketing organizations and removed certain positions in other functional areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by providing support to independent clinical research studies and by continuing efforts to expand the galectin-3 test’s labeling indications.

Our Product Pipeline

New Clinical Claims and Indications for the BGM Galectin-3Test

We believe that the clinical and commercial value of our BGM Galectin-3 Test may extend beyond its current indications for use. On March 31, 2015, we filed for premarket 510(k) notification with the FDA in order to obtain regulatory clearance to market our BGM Galectin-3 Test in the United States for a new indication for use, as an aid in the assessment of near-term risk of fatal cardiovascular events in older adults who have no prior history of coronary heart disease, cerebrovascular disease, or vascular disease. The clinical validation study submitted as part of the 510(k) notification comprised an analysis of specimens, using our BGM Galectin-3 Test, from the BioImage Study, a proprietary observational and community-based cohort of over 6,800 individuals who were followed since 2009.

Subject to obtaining substantial additional financing, we expect to pursue new clinical claims and indications for the BGM Galectin-3 Test in assessing heart failure, as well as, in related disorders. Expansion of the product label to include new clinical claims and indications for use will require additional clinical studies and clearance, or approval, by regulatory bodies, such as the FDA, and inclusion in our CE Mark for use in the EU. Our ability to engage in these activities would require us to obtain substantial additional financing.

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

In December 2012, we obtained a CE Mark for the CardioSCORE test, which will enable us to market the test in Europe and other countries that recognize CE Mark. However, as a result of our decision to focus our efforts on increasing the adoption and sales of our galectin-3 test, we have decided to redirect our resources from a launch of the CardioSCORE test in Europe to support our galectin-3 efforts.

In December 2011, we filed for premarket 510(k) notification with the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, the FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our medical review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. The adjudication process, now complete, yielded results that are broadly in line with what would be expected in a U.S.-based epidemiological cohort of this composition. While we may continue to explore potential opportunities to monetize CardioSCORE, we have redirected resources to support our development and commercialization of galectin-3 testing. Currently, we are not actively engaged in development or commercialization activities related to CardioSCORE.

BioImage Study Patient Cohort and Banked Specimens

We have exclusive rights to diagnostic inventions arising from our analysis of a proprietary observational and community-based cohort of over 6,800 individuals who have been followed since 2009. Baseline blood serum, plasma, DNA, and RNA samples collected from all participants have been stored and are available for our analysis. In addition, insurance claims data, including information regarding diagnoses, procedures, and therapies related to over 1,200 non-fatal cardiovascular events that were experienced by participants in the cohort over the more than four years since follow-up was initiated is available to us for data mining. We believe that this asset provides us with a unique and proprietary platform from which we may validate and develop new diagnostic products. We are currently employing the BioImage Study Patient Cohort and banked specimens to evaluate new applications of our BGM Galectin-3 Test.

Clinical Laboratory Supply Agreements for Sale of Our BGM Galectin-3 Test Kits

Sales of our BGM Galectin-3 Test kits are typically accomplished through written supply and pricing agreements under which we agree to supply BGM Galectin-3 Test kits, at a specified price, to specialty, national reference, regional reference, hospital and research laboratories with the expectation that the contracting laboratory will offer galectin-3 testing services to their customers as part of their standard testing menu. These include long term agreements that we have entered into with Health Diagnostic Laboratory, Inc., a United States based specialty laboratory, and Laboratory Corporation of America, a United States based national reference laboratory:

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

Under the terms of the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance, as reasonably requested by HDL, and HDL agreed to train its sales and service representatives and to perform certain sales, marketing and marketing education activities in support of galectin-3 testing services. The agreement is scheduled to expire on March 15, 2016, unless extended by mutual written agreement of the parties. Either party may terminate the agreement upon 60-days prior written notice for failure of the other party to comply with the terms of the agreement, unless the defaulting party remedies such failure within the 60-day notice period. HDL is the Company’s largest customer, representing 80%, 74% and 81% of product revenues in 2014, 2013 and 2012, respectively.

Laboratory Corporation of America

In May 2010, we entered into a license and supply agreement with Laboratory Corporation of America, or LabCorp, pursuant to which LabCorp agreed to make our BGM Galectin-3 Test available to physicians in the United States. Under the terms of the agreement, we granted LabCorp and its affiliates a semi-exclusive worldwide license under our patent rights related to galectin-3 to market, offer for sale and otherwise commercialize galectin-3 testing services using our BGM Galectin-3 Test. The license was semi-exclusive in the United States through the third year following the commercial launch of the BGM Galectin-3 Test and now the license is non-exclusive. The current license and supply agreement expires on May 10, 2015, unless extended by mutual written agreement of the parties.

Under our agreement with LabCorp, we sell our BGM Galectin-3 Tests to LabCorp at agreed upon prices. We have agreed, with limited exceptions, that the kit price to be charged to LabCorp and its affiliates shall be no less favorable than the price charged to any other third party in the United States. Pursuant to the agreement, we are required to pay certain rebate amounts to LabCorp if the aggregate number of automated tests that are capable of being performed in the United States using automated test kits sold by us or our business partners exceeds a certain amount during a specified period. We have also agreed that, to the extent we enter into agreements with third parties after May 13, 2010 to manufacture, supply or distribute automated test kits, we shall require such third parties to supply such automated test kits to LabCorp and its affiliates at the third party suppliers’ standard prices and terms.

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

Upon commercial introduction of the automated tests by our partners, royalties on sales of their automated galectin-3 tests will be due to us. The agreements contain provisions that, under certain circumstances, entitle our partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective partners. In some cases, our partners’ rights to reduce the royalty amounts are triggered by the CMS payment rate described above under “- Reimbursement for Galectin-3 Testing” or the average selling prices in other regions that are below certain agreed-upon thresholds. The CMS national payment limit for galectin-3 testing for the 2015 calendar year is currently below the agreed-upon CMS payment rate thresholds in these agreements. Accordingly, a new royalty amount is being negotiated with the partners.

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

Under the terms of the agreement, we have developed an implementation plan for the development and commercialization of products derived from the licensed biomarkers. As consideration for the sublicenses, we were required to pay ACS Biomarker an upfront payment and are required to make milestone payments and royalty prepayments to the extent that we achieve specified development and regulatory milestones. Additionally, we are obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from our galectin-3 tests and any other products that we develop using the licensed intellectual property. As of December 31, 2014, we have paid to ACS Biomarker a total of approximately $1.0 million in up-front, milestone and royalty prepayments.

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

Our Other Research Collaboration

HRP Initiative

In 2006, we initiated the High-Risk Plaque, or HRP, initiative for atherothrombotic cardiovascular disease. The HRP initiative consists of a series of pre-competitive, multi-party research and development projects, which was administered and coordinated by us pursuant to participation agreements with Abbott; AstraZeneca plc, or AstraZeneca; Merck & Co., Inc., or Merck; Koninklijke Philips N.V., or Philips; and Takeda Pharmaceutical Company Limited, or Takeda. Since the inception of the HRP initiative, these participating companies supported the research and development projects by providing approximately $26.6 million in funding. The overall goals of the HRP initiative was to advance the understanding, recognition and management of atherothrombotic cardiovascular disease, to provide a roadmap for the development and registration of screening, diagnostic and therapeutic interventions for high-risk plaque and to promote the use of these interventions by patients, pharmaceutical companies and third-party payers.

The HRP initiative was governed by a joint steering committee, or JSC, which was comprised of designees from the participating companies, and was led by a scientific program board consisting of academic experts in the cardiovascular field, which advised the JSC and assisted in the design of the research protocols. The JSC was responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third-party licensing and commercialization of data and rights under the HRP initiative. We will own certain inventions and data that were conceived in the conduct of the HRP initiative, including those that arise from our data mining and analysis of a proprietary patient cohort and specimen repository that was developed as part of this initiative. We agreed to grant each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expired upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated by the parties.

Among other research projects, the HRP initiative contributed to what we believe are important advances in the identification of patients at risk for major atherothrombotic events, including data derived from studies that validated our CardioSCORE and BGM Galectin-3 test, as aids in the assessment of near-term risk of fatal cardiovascular events, and a novel three-dimensional vascular ultrasound technique. The three-dimensional vascular ultrasound technique is being pursued by companies other than BG Medicine. The HRP initiative met the goals we set out to accomplish and we are no longer initiating new research projects in the initiative. All revenue for the HRP initiative has been recorded as of December 31, 2013.

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

As of February 28, 2015, we had six issued U.S. patents and six pending patent applications filed with the U.S. Patent and Trademark Office, or USPTO; under the Patent Cooperation Treaty, or PCT; or with foreign patent agencies. A portion of the intellectual property that we own or license relates to our galectin-3 test. This intellectual property includes U.S. Patent Nos. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and nine corresponding patent applications pending in the United States and abroad, as well as issued patents in Europe, Australia, Canada, China, Hong Kong, and Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U.S. Patent No. 8,084,276 is scheduled to expire in September 2024. We own a U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own one issued U.S. patent, one pending U.S. patent application, and corresponding foreign counterparts related to methods for clinical evaluation of subjects based on galectin-3 measurements. A portion of the intellectual property that we own relates to our CardioSCORE test. This intellectual property includes U.S. Patent Application No. 12/946,470, an issued patent in Europe and two corresponding patent applications abroad and U.S. Patent Application No. 13/765,366 and two corresponding patent applications abroad. Any patent issuing from the earliest-filed U.S. application could expire as early as 2030. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection. Several of our patent applications are in an early stage of prosecution, and we cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

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

Competition

We believe that our cardiovascular diagnostic tests address significant unmet medical needs, improve patient outcomes and contain health care costs. We believe that we compete primarily on the basis of the value of the quantitative information our cardiovascular diagnostics provide and the clinical validation of our BGM Galectin-3 Test’s ability to aid in the prognosis of patients with chronic heart failure. We also compete by leveraging industry leaders in diagnostic instrument platform manufacturers and reference laboratory providers as we seek to provide comprehensive worldwide access to our BGM Galectin-3 test in outpatient and inpatient settings, along a continuum extending from physician offices, clinics, hospital emergency rooms, intensive care units and central labs to commercial reference labs.

We face competition from a number of companies in the commercialization of diagnostic products for cardiovascular disease. Established diagnostics companies, such as Abbott Diagnostics, Beckman Coulter, bioMérieux, Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens offer cardiovascular disease tests to complement their legacy routine testing businesses. In addition, commercial laboratories with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics, have expanded or acquired testing capabilities to include more specialized cardiovascular testing. Specialized cardiovascular CLIA laboratories such as Atherotech, Berkeley Heart Lab (now part of Quest Diagnostics), Bioreference Lab (Gene Dx), Boston Heart Diagnostics (formerly Boston Heart Lab and now part of Eurofins), Cleveland HeartLab, Health Diagnostic Laboratory (HDL), Liposcience (now part of LabCorp), andCardio DX have expanded their presence and product menu in the cardiovascular market and some have developed their own tests or panels.

We have identified a number of recent entrants to the field with competing technologies and approaches in cardiovascular diagnostics. Companies that may compete with us in the cardiovascular diagnostics market, include Athena Diagnostics (now part of Quest Diagnostics), Atherotech, Berkeley Heart Lab, HDL, Bioreference Lab , Dako (now part of Agilent Technologies), diaDexus, Myriad Genetics, Singulex and Critical Diagnostics.

We have identified a number of companies who manufacture and sell reagent products, including test kits for galectin-3 that have been developed for research use only, and who compete with us for sales to research laboratories. These research use only reagents are not currently cleared or approved for use as clinical diagnostic products, and, therefore, are only suitable for research studies. Companies that may compete with us in the research market include R&D Systems, eBioscience, BioVendor, DRG International, Kamiya, and IBL.

Regulatory

Our BGM Galectin-3 Test is our first FDA cleared and CE Marked diagnostic product. The test received 510(k) regulatory clearance from the FDA in November 2010 and obtained CE Mark in the European Union in October 2009.

On December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ (Abbott) ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3. The clearance was obtained based on a 510(k) submission made to the FDA in February 2014, on behalf of Abbott, by Fujirebio Diagnostics, Incorporated, or Fujirebio. We anticipate U.S. market introduction of Abbott’s ARCHITECT Galectin-3 automated assay in mid-2015.

On March 31, 2015, we filed for premarket 510(k) notification with the FDA in order to obtain regulatory clearance to market our BGM Galectin-3 Test in the United States for a new indication for use, as an aid in the assessment of near-term risk of fatal cardiovascular events in older adults without prior history of coronary heart disease, cerebrovascular disease, or vascular disease.

In December 2012, we obtained a CE Mark for the CardioSCORE test, which permits us to market the test in Europe and other countries that recognize CE Mark. However, as a result of our decision to focus our efforts on increasing the adoption and sales of our galectin-3 test, we have decided to redirect our resources from a launch of the CardioSCORE test in Europe to support our galectin-3 efforts.

In December 2011, we filed for premarket 510(k) notification with the FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this submission, FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the submission. Due to the time involved in responding to this request, we withdrew the 510(k) on August 8, 2012. Our medical review also included the assessment of sample stability and the evaluation of other technical issues raised by the FDA. The adjudication process is now complete. While we continue to explore potential opportunities to monetize CardioSCORE, we have redirected our resources to support our development and commercialization of galectin-3 testing. Currently, we are not actively engaged in development or commercialization activities related to CardioSCORE.

The FDA recommends that sponsors like us interact with the agency early and often in the development of diagnostic products. We intend to follow this recommendation in an effort to manage development risks and facilitate the regulatory process. In light of the importance of the U.S. market for our potential products, and because of the opportunity to seek and receive early FDA input on development programs, we will prioritize U.S. regulatory plans and submissions over other jurisdictions. In addition, we intend to identify opportunities to prepare and file submissions in compliance with EU-Directive 98/79/EC and other applicable standards and national reimbursement rules. We plan to prioritize European Union Member States based on market size, regulatory approvals and other considerations.

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

510(k) Premarket Notification

A 510(k) notification requires the sponsor to demonstrate that a medical device is substantially equivalent to another marketed device, termed a “predicate device”, that is legally marketed in the United States and for which a PMA was not required. A device is substantially equivalent to a predicate device if it has the same intended use and same technological characteristics as the predicate or has the same intended use but different technological characteristics, where the information submitted to the FDA does not raise new questions of safety or effectiveness and demonstrates that the device is at least as safe and effective as the legally marketed predicate device.

The FDA’s performance goal review time for a 510(k) notification is 90 days from the date of receipt. In practice, however, the review process often takes significantly longer. After its initial review, the FDA may require additional information, including clinical data, in order to make a decision regarding the claims of substantial equivalence. Clinical studies of in vitro diagnostic products are typically designed with the primary objective of obtaining analytical or clinical performance data. If the FDA believes that the device is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter and designate the device as a Class III device, which will require the submission and approval of a PMA before the new device may be marketed. Under certain circumstances, the sponsor may submit a de novo petition to the FDA to reclassify the new device as a Class I or Class II device.

If a predicate device does not exist, the FDA may make a risk-based determination that the device is eligible for de novo reclassification and premarket review instead of requiring a PMA. The de novo process is similar to clearance of the 510(k) premarket notification, and typically requires the submission of clinical data to support the reclassification. A de novo petition can be submitted either prior to the submission of a 510(k) when no predicate device can be identified, or after the FDA determines that a new device is “not substantially equivalent” due to lack of an appropriate predicate device. Under the FDASIA, the FDA may “decline to undertake a classification” if the FDA either (1) identifies a legally marketed predicate device that would be appropriate for a 510(k), or (2) determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. The statute directs the FDA to classify the device within 120 days following receipt of the de novo application.

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

Requirements Applicable to Marketed Devices

The FDA Quality System Regulations, or QSRs, impose requirements for design control and validation, management review, complaint handling and investigation, labeling control, servicing and recordkeeping, among others. The FDA also regulates device imports and exports. Manufacturers are required to submit medical device reports for deaths or serious injuries associated with the use of their devices, and for malfunctions that could cause or contribute to a death or serious injury. The FDA also requires reporting of certain corrections or removals of devices. Labeling and promotional activities are subject to regulation by the FDA, and certain device advertising is subject to regulation by the Federal Trade Commission.

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

HIPAA was amended in 2009 by the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act. HITECH strengthened and expanded HIPAA and increased penalties for violations. Among other changes, HITECH requires Covered Entities and Business Associates to report breaches of unsecured protected health information to affected individuals and to the federal government and in some cases to local or national media outlets. Under HITECH, Business Associates are directly liable for compliance with applicable HIPAA requirements and both Covered Entities and Business Associates are subject to audit by the federal government and enforcement by state Attorneys General, who were given authority to enforce HIPAA under HITECH. Additionally, some state laws impose privacy protections more stringent than HIPAA and data security requirements applicable to information beyond health care information. These state laws create an additional level of enforcement and may require additional reporting in the event of breach. Most of the institutions and physicians from which we obtain biological specimens and patient level data that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. While we are not presently subject to HIPAA, we will be obligated to comply with HIPAA if we begin billing electronically for tests that we conduct. Additionally, if we provide clinical laboratory testing services or enter into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity, we may incur HIPAA compliance obligations. HIPAA governs the availability of samples and associated patient data, so we must carefully structure research and development activities to ensure that HIPAA will permit participation by our covered entity collaborators.

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

European Regulations

Article 168 of the Treaty on the Functioning of the European Union, or TFEU, requires a high level of human health protection to be ensured in the definition and implementation of all European Union policies and activities. European Union action, which complements national policies, must be directed towards improving public health, preventing human illness and diseases, and obviating sources of danger to human health. On the basis of article 168(4)(a) of the TFEU, the European Legislator is required to contribute to the achievements of these objectives through adopting measures setting high standards of quality and safety for organs and substances of human origin, blood and blood derivatives, as well as for medicinal products and medical devices.

In the European Union, IVD medical devices are regulated under EU-Directive 98/79/EC, or the IVD Directive, which is implemented by national provisions. The IVD Directive is currently under revision. A new Regulation – applicable directly in all Member States without need for implementation – may be adopted in the course of 2015. The proposed regulation is substantially different than the current IVD Directive, and contains significant changes that are anticipated to be stricter and costlier to manufacturers. It is believed that device manufacturers will have between three and five years (until between 2018 and 2020) to meet the new requirements.

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

For devices for performance evaluation (including clinical investigation), the manufacturer is required to prepare a statement containing: (i) an evaluation plan stating the purpose, scientific, technical or medical grounds, scope of the evaluation, (ii) the list of laboratories taking part in the evaluation study, (iii) the starting date and scheduled duration for the evaluation, and (iv) a statement that the device conforms to the requirements of the IVD Directive, apart from those specifically itemized in the statement, and a statement that every precaution has been taken to protect the health and safety of the patient, user, and other persons. Individual Member States may also subject certain types of investigations to a review by an Ethics Committee and authorization by their competent authorities. The proposed new regime introduces an authorization requirement by the Member States’ competent authorities for interventional clinical performance studies and other clinical performance studies involving risks for the subjects of the clinical studies. For IVD devices, these clinical evidence requirements will be proportional to the assigned risk class of a device.

IVD medical devices, other than devices for performance evaluation, must bear the CE marking of conformity when they are placed on the market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the relevant legislation implementing the relevant European Directive. The manufacturer must follow a conformity assessment procedure to obtain this CE marking. The manufacturer must also prepare an EC Declaration of Conformity before placing the IVD on the market. For certain IVD medical devices, a review by an independent body, or notified body, is necessary. Experts estimate that, whereas approximately 20% of IVD medical devices currently require notified body approval to obtain the CE marking in accordance with the IVD Directive, as many as 80% of IVD medical devices will require notified body review and approval under the proposed regulation.

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

EU rules governing the donation, procurement, testing, processing, preservation, storage and distribution of cells and tissues that are not medicinal products are contained in Directive 2004/23/EC. A company in the European Union that conducts such activities must be licensed and is subject to inspection by regulatory authorities. Such company must implement appropriate quality systems and maintain appropriate records to ensure that cells and tissues can be traced from the donor to the recipient and vice versa. There are also requirements to report serious adverse events and reactions linked to the quality and safety of cells and tissues. Individual EU Member States are free to further restrict the export, collection, and use of such bodily material.

Moreover, in the European Union, the protection of individuals with regard to the processing of personal data is regulated under EU-Directive 95/46/EC on Data Protection, or the DP Directive (which also is in the process of being replaced by a stricter Regulation). If specimens, such as blood plasma and urine, taken from patients relate to an identified or identifiable natural person, the data derived from such specimens fall within the scope of the DP Directive. Member States prohibit the processing of personal data concerning health, unless (i) explicit consent has been obtained; (ii) the processing of the data is required for the purposes of preventive medicine, medical diagnosis, the provision of care or treatment or the management of health care services; or (iii) the health data are processed by a health professional subject under national law or rules established by national competent bodies to the obligation of professional secrecy or by another person also subject to an equivalent obligation of secrecy. In addition, EU Member States may allow for the processing of health data for research purposes, subject to possible conditions.

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

Coding

Clinical laboratory tests are typically billed to payers using the Healthcare Common Procedure Coding System, or HCPCS, and the Current Procedural Terminology, or CPT, coding systems. CPT codes are incorporated in the HCPCS as Level I HCPCS codes and typically result in a predetermined payment for a specific in vitro diagnostic test. The CPT set of codes is copyrighted and maintained by the American Medical Association, or AMA. The AMA publishes the CPT Code, which is a listing of descriptive terms and identifying codes for items and services provided in outpatient settings. The purpose of the CPT Code is to provide a uniform language that accurately describes medical, surgical, and diagnostic services, and it is used by CMS and private insurers for reimbursement.

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

A manufacturer of an in vitro diagnostic kit or a provider of laboratory services may request establishment of a Category I CPT code for a new product. Assignment of a specific CPT code ensures routine processing and payment for a diagnostic test by both private and government third-party payers. In October 2011, the AMA CPT® Editorial Panel accepted our request to establish a Category 1 code for galectin-3 in the pathology and laboratory/chemistry section of CPT and established a new analyte-specific code, 82777. In November 2012, CMS, in the Final Determination for the Medicare Clinical Laboratory Fee Schedule for 2013, assigned a payment rate for the BGM Galectin-3 Test under CPT code 82777, effective January 1, 2013. In December 2013, after further consideration based on additional information provided by BG Medicine, CMS agreed that its original decision to crosswalk galectin-3 to existing test code 83520 should be revised. CMS published the final determination of the 2014 Medicare national limitation amount for the Company’s galectin-3 blood test (analyte-specific CPT® Code 82777) at the amount of a crosswalked test (analyte-specific CPT® Code 84244) whose 2014 national limitation amount was $30.01. This national limitation amount replaced the galectin-3 blood test’s national limitation amount of $17.80 that was effective in 2013. Crosswalking is used when a new test code is comparable to an existing test code, multiple existing test codes, or a portion of an existing test code on the Clinical Laboratory Fee Schedule, or CLFS. Under this methodology, the new test code is assigned the local fee schedule amounts and the national limitation amount of the existing test, with payment made at the lesser of the local fee schedule amount or the national limitation amount. In 2015, the national limitation amount for the BGM Galectin-3 Test was reduced to $29.93, which applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply.

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

Payment

Payment for covered diagnostic tests is determined based on various methodologies, including prospective payment systems and fee schedules. In addition, private third-party payers may negotiate contractual rates with participating providers or set rates as a percentage of the billed charge. Diagnostic tests furnished to Medicare inpatients generally are included in the bundled payment made to the hospital under Medicare’s Inpatient Prospective Payment System. Payment for diagnostic tests furnished to Medicare beneficiaries in most other circumstances is based on the CLFS under which a payment amount is assigned to each covered CPT code. The law requires fee schedule amounts to be adjusted annually by the percentage increase in the consumer price index, or CPI, for the prior year, but Congress has frequently frozen the payment rates

European Union

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

Employees

As of March 15, 2015 we employed seven full-time employees, of whom four had advanced degrees, one was engaged in product development, one was engaged in regulatory and quality management, one performed sales and marketing functions and four performed general and administrative functions. None of our employees are represented by a labor union. Since September 11, 2014, we implemented a reduction of approximately 68% of our workforce, or 15 people, leaving seven employees. For more information about our employees, see “- Recent Developments” and “Item 1A - Risk Factors - Following our reduction in force since September 2014, which resulted in the elimination of approximately 68% of our headcount, we may not be able to retain our remaining employees.”

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

Risks Related to Our Financial Position

We need immediate additional funding to continue our operations and support our capital expenditures, which may not be available to us. Without modifications to our existing payment obligations or receipt of additional funding, our existing cash and other sources of liquidity may only be sufficient to fund our limited operations through May 2015. If additional capital is not available, we may have to further curtail our operations, or take other actions that could adversely impact our shareholders.

Our business does not generate the cash necessary to finance our operations and has consumed substantial amounts of cash to date. We incurred net losses of $15.8 million in 2013 and $8.1 million in 2014. We expect to continue to incur losses and use cash during 2015 and beyond. Our cash utilization generally depends on the progress of our development and commercialization efforts for our cardiovascular diagnostic tests, as well as the cost, timing and outcomes of regulatory submissions for our tests and the progress of our partners for the automated versions of our tests, among several other factors.

Without modifications to our existing payment obligations or receipt of additional funding, we will require additional capital to continue our operations beyond May 2015. At December 31, 2014, we had cash totaling $4.1 million and an outstanding balance of $3.0 million under our secured term loan facility. At March 27, 2015, we had cash totaling $1.7 million and an outstanding balance of $1.9 million under the term loan facility having made payments totaling $1.1 million during the first three months of 2015. During the year ended December 31, 2014, we incurred a net loss totaling $8.1 million and used cash in operating activities totaling $8.2 million.

Our near-term capital needs depend on many factors, including:

•	our ability to continue to carefully manage our costs;
•	the amount and timing of revenue received from sales of our galectin-3 test on Abbott’s automated platform;
•	our ability to maintain compliance with the covenants of our term loan with GE Capital;
•	our ability to maintain the listing of our common stock on, and regain compliance with, the listing standards of, the NASDAQ Capital Market; and
•	our success in promptly establishing a strategic alternative that is in our shareholders’ best interests.

As of the date of this report and since September 11, 2014, we have implemented a reduction of approximately 68% of our workforce, or 15 people, leaving seven employees. We took these steps in order to reduce its operating expenses and extend its cash runway in anticipation of the commercial launch of automated versions of the Company’s galectin-3 test.

On November 13, 2014, we announced that we retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist us in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions. There is no assurance, however, that we will be able to raise sufficient capital or engage in any strategic transaction on acceptable terms, if at all.

If we are unable to obtain adequate financing or engage in a strategic transaction on acceptable terms when needed, we will be required to implement further cost reduction strategies. These reductions would significantly impact activities related to the commercialization of the BGM Galectin-3 Test and the development of additional indications for the BGM Galectin-3 Test and other pipeline products, and would result in significant harm to our business, financial condition and results of operations. In addition, these reductions would cause us to further curtail our operations, or take other actions that would adversely impact our shareholders.

There is substantial doubt concerning our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the commercialization of our cardiovascular diagnostic test and the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2014, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K includes a going concern explanatory paragraph. Management’s plans include focusing on increasing revenue by seeking new arrangements with commercial distribution partners and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In February 2012, as amended in May 2013, we entered into a term loan facility with General Electric Capital Corporation and Comerica Bank, or the lenders. At December 31, 2014, we have an outstanding balance of $3.0 million under the term loan facility and we are required to repay the principal monthly through maturity in August 2015. As security for our obligations under the term loan facility, we granted the lenders a lien in substantially all of our assets, other than our intellectual property, for which we have provided a negative pledge to the lenders. The term loan facility contains several affirmative and negative covenants that impose significant restrictions on our business and operations. Among others, these covenants limit our ability to incur additional indebtedness; grant liens; merge or consolidate with another entity; dispose of our business or certain assets; change our business; make certain investments or declare dividends; engage in certain transactions with affiliates; encumber our intellectual property; or repurchase stock.

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

On November 13, 2014, we announced that we initiated a process to explore and consider a full range of strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions. We engaged Stifel Nicolaus & Company, Incorporated as our financial advisor to assist us in this process. There can be no assurance that this exploration process will result in any initiatives, agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

In addition, there is uncertainty regarding the length and/or complexity of the strategic-alternative exploration process. We also expect that the process will continue to distract the attention of our management from operating and growing our business and may impair our relationships with our customers, partners and employees. It is also possible that we will incur significant expenses pursuing one or more transactions unsuccessfully. We do not currently intend to disclose further developments with respect to this process, unless and until our board of directors approves a specific transaction or otherwise concludes its review of strategic alternatives.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications for our product candidates, and/or we may be unable to pursue the indications that we would like to pursue.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources and staffing, we have had to curtail development programs for our CardioSCORE test and certain additional indications for our galectin-3 test and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes.

Furthermore, we cannot assure you that we will be able to retain or regain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. The decisions to allocate our research, management and financial resources toward particular indications for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate certain development programs may also cause us to miss valuable opportunities.

Risks Related to Our Business and Strategy

We are an early stage commercial company with a history of losses resulting from our research and development and early commercialization efforts, we expect to incur losses for at least the next several years, and we may never achieve profitability.

We have incurred substantial net losses since our inception in February 2000. For the years ended December 31, 2014, 2013 and 2012, we incurred net losses of $8.1 million, $15.8 million and $23.8 million, respectively. Our accumulated deficit was approximately $161.0 million at December 31, 2014. We expect to continue to incur net losses for 2015 and beyond.

Historically, we have generated limited revenue from our biomarker discovery and analysis services agreements. We are in the process of commercializing our first product and, to date, have generated a limited amount of product revenue. Our BGM Galectin-3 Test, received clearance from the U.S. Food and Drug Administration, or FDA, in late 2010 as an aid in assessing the prognosis of patients suffering from chronic heart failure, and is commercially available in the United States. Our BGM Galectin-3 Test is also available in Europe under a CE Mark as an aid in assessing the prognosis of acute and chronic heart failure and as an aid in identifying individuals in the general population who are risk of developing heart failure. Automated tests for galectin-3 developed by Abbott and bioMerieux are available in Europe under a CE Mark as an aid in assessing the prognosis of chronic heart failure. The Abbott ARCHITECT automated galectin-3 test received 510(k) clearance from the FDA on December 23, 2014 as an aid in assessing the prognosis of chronic heart failure. Our BGM Galectin-3 Test is being marketed in the United States through specialty, national, regional and hospital laboratories. We will need to generate significant product revenue to achieve profitability. Even as we seek to increase our sales of our BGM Galectin-3 Test, launch automated versions of our galectin-3 test, and launch future pipeline products, we expect our losses to continue as a result of our increased manufacturing, sales and marketing, and ongoing research and development expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will decline.

If we are unsuccessful in the execution of our commercial strategy, our business, financial condition, results of operations and prospects will be materially adversely affected.

We have implemented a commercial strategy that is intended to generate revenues through the widespread market adoption of our BGM Galectin-3 Test, automated galectin-3 testing and our future pipeline products. In support of this strategy, we support clinical research studies that have been designed to provide evidence of the clinical utility of our products, to further differentiate our products and to otherwise support the commercial introduction of our BGM Galectin-3 Test, automated galectin-3 testing and future products in our pipeline. We are unable to give any assurance that we will be successful in executing our commercial strategy or that we will be successful in providing evidence of clinical utility of our products, differentiating our products or otherwise supporting our products in the manner, timeframe or under the cost parameters we anticipate, if at all. Even if we execute this strategy as planned, we may not yield the increased revenues and market growth that we anticipate. Our failure to be commercially successful in implementing our new commercialization strategy would materially adversely impact our business, financial condition, results of operations and prospects.

Our business is dependent on our ability to successfully develop and commercialize novel diagnostic tests. If we fail to develop and commercialize these products, we may be unable to execute our business plan.

Historically, we have generated revenues from initiatives, collaborations and biomarker discovery and analysis services agreements with pharmaceutical companies and health care organizations. Our current business strategy, however, focuses on developing and commercializing diagnostic tests that incorporate biomarkers that we in-license and/or identify through data mining and outsourced laboratory analysis of specific patient cohorts and specimen repositories. Beginning in November 2012, we have shifted our focus from early stage biomarker discovery toward a more commercially-oriented role in which we generate and support studies that have been designed to provide evidence of clinical utility, further differentiate and support the BGM Galectin-3 Test and future products in our pipeline. Beginning in 2015, our commercial strategy will increasingly rely on the success of our automated partners to commercialize automated versions of the galectin-3 test. We do not expect to receive future revenue from performing biomarker discovery and analysis services for third parties. The success of our business will depend on our ability to develop and commercialize diagnostic tests based on the products in our current pipeline, as well as others that we may in-license in the future, and the ability of our automated partners to commercialize automated versions of our galectin-3 test.

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

We expect that our commercial strategy will increasingly rely on the success of our automated partners to develop and commercialize automated versions of the galectin-3 test. If our automated partners fail to perform or prioritize their collaborations or terminate their agreements with us, our ability to substantially increase customer acceptance and clinical adoption of our galectin-3 test will be undermined.

Although, to date, the micro-titer plate version of the BGM Galectin-3 Test has been the primary focus of our commercialization strategy, we believe that the introduction of automated testing for galectin-3 will improve access to testing, shorten turn-around time to receive testing data, minimize objections related to the more labor intensive micro-titer plate testing method and, as a result, accelerate adoption of galectin-3 testing. To this end, we have partnered with four leading diagnostic instrument manufacturers to develop automated versions of our galectin-3 test. We also expect that the introduction of automated testing for galectin-3 will result in broader customer acceptance and clinical adoption of galectin-3 testing because the four automated partners maintain broad access to major segments of the diagnostics market, including hospital laboratories, private laboratories, reference laboratories and physician office laboratories, due to the widespread coverage of their installed bases. On December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for galectin-3. We anticipate U.S. market introduction of Abbott’s ARCHITECT Galectin-3 automated assay in mid-2015 and expect that our commercial strategy will increasingly rely on the success of our automated partners to develop and commercialize automated versions of the galectin-3 test. Under the agreements, our partners are responsible for developing and commercializing the tests. Accordingly, we are dependent upon our automated partners to prioritize the development of their respective automated versions and the regulatory clearance of their automated versions. Our partners may experience difficulties and delays in other segments of their businesses that may negatively impact their ability to prioritize and commercialize the automated versions of our test. Our partners’ delays, failures or unwillingness to prioritize or devote adequate resources to develop and obtain regulatory clearance for the automated versions of our galectin-3 test would result in a substantially smaller market opportunity for our galectin-3 testing business and would adversely impact our financial condition, results of operations and prospects.

We expect that our commercial strategy will increasingly rely on the success of our automated partners to develop and commercialize automated versions of the galectin-3 test. Our automated partners may be unable to develop and/or obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms.

We have entered into worldwide license, development and commercialization agreements with Abbott Laboratories, or Abbott, bioMérieux SA, or bioMérieux, Siemens Healthcare Diagnostics Inc., or Siemens, and Alere, Inc., or Alere. To date, only Abbott and bioMérieux have launched galectin-3 tests developed for their automated platforms in Europe, under CE Mark and, on December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for galectin-3. We anticipate U.S. market introduction of Abbott’s ARCHITECT Galectin-3 automated assay in mid-2015 and expect that our commercial strategy will increasingly rely on the success of our automated partners to develop and commercialize automated versions of the galectin-3 test. There are a variety of risks and uncertainties that may cause delays in, or prevent our automated partners from, successfully developing or obtaining CE Mark or regulatory clearance from the FDA for automated versions of our galectin-3 test in the timeframes we expect, or at all. Delays may result from unanticipated problems in product development, an inability to obtain regulatory clearance or approval on a timely basis. Any material delays in our partners’ receipt of regulatory clearance or approval for the automated versions of our galectin-3 test, or their failure to obtain such clearances or approvals at all, would have a material adverse effect on our business, financial condition and results of operations.

We expect that our commercial strategy will increasingly rely on the success of our automated partners to develop and commercialize automated versions of the galectin-3 test. Our automated partners may be unable or decide not to commercialize automated galectin-3 tests.

We have entered into worldwide license, development and commercialization agreements with Abbott, bioMérieux, Siemens and Alere. To date, only bioMérieux and Abbott have launched galectin-3 tests developed for their automated platforms in Europe, under CE Mark and, on December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for galectin-3. We anticipate U.S. market introduction of Abbott’s ARCHITECT Galectin-3 automated assay mid-2015. Since launching in 2013, revenues from the sale of automated galectin-3 tests developed for these platforms have, thus far, been limited. While we intend to leverage the commercial capabilities of our automated partners to promote the utility of our tests to clinicians, laboratory decision makers, payers, patients and other stakeholders, even if we are able to implement this strategy, we will be largely dependent on these third parties for the commercial success of our products. They may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. Failure of our strategy to leverage the expertise, marketing resources and installed base of our automated partners would have a material adverse effect on our future business, financial condition and results of operations.

The royalty provisions in the agreements with our partners for the automated versions of our galectin-3 test are subject to renegotiation and following renegotiation, the royalties payable to us may not be favorable to us.

The agreements we entered into with our partners who are developing and commercializing the automated versions of our galectin-3 test contain provisions that, under certain circumstances, entitle our partners to reduce the royalty amounts payable to us on the sales of their tests in amounts that are subject to negotiation by us and our respective partners. In some cases, our partners’ rights to reduce the royalty amounts are triggered by the CMS payment rate being below certain agreed-upon thresholds and in other cases, our partners’ rights to reduce the royalty amounts payable to us are triggered by the average selling prices for the tests in certain regions being below certain agreed-upon price thresholds. Effective January 1, 2014 the payment rate at which our BGM Galectin-3 Test is reimbursed by CMS was increased to $30.01 from $17.80 per test. In 2015, national limitation amount for our BGM Galectin-3 Test was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply. Even with the increase from 2013, the CMS payment rate for calendar years 2014 and 2015 are below the agreed-upon CMS payment rate thresholds in the agreements with our automated partners. Accordingly, the current royalty amounts payable to us under these agreements are subject to reduction by our partners, in amounts to be negotiated by us and our respective partners. There can be no assurance that in any renegotiation of these royalty provisions we will be successful in negotiating new rates that will be favorable to us.

We may not be able to successfully commercialize our BGM Galectin-3 Test in the timeframes we expect, or at all.

Our first product, the BGM Galectin-3 Test, received clearance from the FDA in late 2010 and is commercially available throughout the United States as an aid in assessing the prognosis of patients suffering from chronic heart failure. In Europe, our BGM Galectin-3 Test is commercially available under a CE Mark as an aid in assessing the prognosis of patients suffering from acute and chronic heart failure and as an aid in identifying individuals in the general population who are at risk of developing heart failure. In the United States, our BGM Galectin-3 Test kits are purchased by clinical, hospital and reference laboratories, clinical research organizations and pharmaceutical manufacturers. In Europe, our BGM Galectin-3 Test kits are purchased by independent sales distributors, hospital and research laboratories, clinical research organizations and pharmaceutical manufacturers. We are unable to give any assurance that we will be successful in generating revenues from adoption of the BGM Galectin-3 Test. Even if we are successful in generating revenue from the sale of the BGM Galectin-3 Test, we may not generate the increased revenues and market growth that we anticipate. Our failure to generate revenue from the sale of the BGM Galectin-3 Test would materially adversely impact our business, financial condition, results of operations and prospects.

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon Health Diagnostic Laboratory, Inc., or HDL, which was responsible for approximately 80% of our galectin-3 sales in 2014. Any disruption in HDL’s operations or problems that otherwise adversely affect our business relationship with HDL could result in a delay or interruption of the sales volume of our galectin-3 test.

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon HDL, which was responsible for approximately 80% of our galectin-3 test sales in 2014. In March 2011, we entered into a supply agreement with HDL pursuant to which HDL agreed to make our microplate galectin-3 test available to physicians in the United States. Under the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance as reasonably requested by HDL, and HDL agreed to perform certain sales, marketing and marketing education activities in support of our galectin-3 test. Accordingly, we may suffer significant losses as a result of any business interruptions experienced by HDL or if our relationship with HDL is otherwise adversely affected. Any prolonged disruption in HDL’s operations or problems that otherwise undermine our business relationship with HDL could have a significant negative impact on our ability to execute on our commercialization strategy for our galectin-3 test in the United States and to maintain or increase the sales volume of our galectin-3 test.

Purchases of BGM Galectin-3 Test kits made by research laboratories, clinical research organizations and pharmaceutical manufacturers who are employing the test for research purposes may fluctuate and impact sales volume of our galectin-3 test.

There is considerable interest in evaluating the measurement of galectin-3 as part of both heart failure and non-heart failure related preclinical and clinical research projects. Purchases of BGM Galectin-3 kits made by research laboratories, clinical research organizations and pharmaceutical manufacturers represent a potentially significant source of our revenue. However, sales related to test kit purchases made for research purposes may fluctuate significantly over time due to the fact that these purchases are typically buyer initiated, study specific and are dependent on the availability of research funding. In addition, low cost test kits containing research grade reagents that have not been cleared by regulatory authorities may be used for non-clinical testing of galectin-3 by some investigators. Accordingly, sales related to research applications of our BGM Galectin-3 Test kits may fluctuate widely over time and negatively impact on our ability to predict, maintain or increase the sales volume of our galectin-3 test.

We may not be able to provide evidence of clinical utility or to differentiate our BGM Galectin-3 Test through clinical research studies in the timeframes we expect, or at all.

We support clinical research studies performed by third party investigators that have been designed to provide evidence of the clinical utility of our BGM Galectin-3 Test and to differentiate its performance from other diagnostic products. The results of these studies are essential to our efforts to ensure customer acceptance and clinical adoption of our BGM Galectin-3 Test. The results of these studies support our efforts to promote our BGM Galectin-3 Test and to educate potential customers. We may be unable to demonstrate that our galectin-3 test provides incremental benefits over currently available heart failure diagnostic tests sufficient to ensure adoption of our test in the timeframes we expect, or at all.

Furthermore, since we have limited technical, managerial and financial resources we may be unable to support clinical research studies that have been designed to provide evidence of the clinical utility of our BGM Galectin-3 Test and to differentiate its performance from other diagnostic products. Due to our limited technical, managerial and financial resources we have had to curtail certain clinical research activities that might otherwise have led to the development of additional evidence regarding the incremental benefits associated with galectin-3 testing.

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

We may not be able to provide evidence of clinical utility or to differentiate our future pipeline products, including new indications for our BGM Galectin-3 Test and our CardioSCORE Test.

Our ability to successfully commercialize the future pipeline products that we may develop will depend on numerous factors, including whether health care providers believe that any other diagnostic tests that we successfully develop provide sufficient incremental clinical utility; whether the medical community accepts that our diagnostic products have sufficient sensitivity, specificity and predictive value to be meaningful in patient care and treatment decisions; and whether health insurers, government health programs and other third-party payers will cover and pay for our diagnostic tests and the amount that they will reimburse. These factors may present obstacles to commercial acceptance of our diagnostic product candidates. To the extent these obstacles arise, we will need to devote substantial time and resources to overcome these obstacles, and we might not be successful. Failure to achieve widespread market acceptance of our diagnostic products would materially harm our business, financial condition and results of operations.

We are unable to give any assurance that we will be successful in providing sufficient evidence of clinical utility or any assurance that we will have adequate managerial, technical or financial resources to support the studies necessary to provide sufficient evidence of clinical utility of our future products including new indications for the BGM Galectin-3 Test or differentiate from other diagnostic products in the manner, timeframe or cost parameters we anticipate, if at all. If we are unable to provide evidence of clinical utility and differentiate our future products including new indications for the BGM Galectin-3 Test, we will not be able to generate the increased revenues and market growth that we seek. Our failure to generate revenue from the sale of current or future products including the BGM Galectin-3 Test would materially adversely impact our business, financial condition, results of operations and prospects.

We may not be able to successfully commercialize our BGM Galectin-3 Test because its clinical indications for use do not generate broad enough customer acceptance.

We believe that the measurement of the protein biomarker galectin-3 in patients with heart failure may facilitate treatment decisions that are made regarding the intensity, locale, and nature of a heart failure patient’s ongoing care. We believe that results obtained from testing with our BGM Galectin-3 Test may be used to aid in the assessment of prognosis, reduce hospital readmissions, and help identify patients who may require more intense and specialized care such as referral to a heart failure specialist, the need for advanced diagnostics and therapies, and the need for other specialized forms of monitoring. We cannot be certain that these or other indications for use will generate broad enough customer acceptance to yield the increased revenues and market growth that we seek from adoption of the BGM Galectin-3 Test. Our failure to generate sufficiently broad customer acceptance and widespread market adoption of the BGM Galectin-3 Test would materially adversely impact our business, financial condition, results of operations and prospects.

If the marketplace does not accept our BGM Galectin-3 Test or other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.

Although we believe that our BGM Galectin-3 Test and potential future pipeline products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for us. As is the case with all novel biomarkers, we must establish markets for our diagnostic tests and build those markets through physician education and awareness programs. Our ability to market our products through physician education and awareness programs is currently limited following our recent Restructuring, which eliminated our sales and marketing organization. Publication in peer reviewed journals of results from studies using our products will be an important consideration in the adoption by physicians of our products, but will be dependent on the interest of third party investigators, the execution of well-designed clinical research studies, the nature of the results generated by these studies, and the extent to which third party investigators who perform these studies make the effort to communicate and publish the results of these studies. The process of publication in leading medical journals is subject to a peer review process. Peer reviewers may not consider the results of studies of our BGM Galectin-3 Test and our future pipeline products sufficiently novel or worthy of publication. Failure to have our studies published in peer reviewed journals may adversely affect adoption of our products.

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

In the United States, the American Medical Association assigns specific CPT codes, which are a medical nomenclature used to report medical procedures and services under public and private health insurance plans. Once the CPT code is established, the CMS establishes reimbursement payment levels and coverage rules for Medicare, and private payers establish rates and coverage rules independently. Payment for diagnostic tests furnished to Medicare beneficiaries is made based on a fee schedule set by CMS that reflects its established reimbursement payment levels and coverage rules for Medicare.

Effective January 1, 2014, the payment rate at which our BGM Galectin-3 Test was reimbursed by CMS was increased to $30.01 from $17.80 per test. In addition, the 2014 national limitation amount was subject to a 2% sequestration applicable to Medicare services. In 2015, the national limitation amount for our BGM Galectin-3 Test was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply. Additionally, any or all of our diagnostic tests developed in the future may not be approved for reimbursement or may be approved at a level that limits our commercial success.

In 2015, the national limitation for our BGM Galectin-3 Test decreased and may decrease more, which could jeopardize our commercial prospects. Reimbursement decisions in the European Union and in other jurisdictions outside of the United States vary by country and region and there can be no assurance that we will be successful in obtaining adequate reimbursement.

We expect to face intense competition, often from companies with greater resources and experience than us.

The clinical diagnostics industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we do. Some of these competitors and potential competitors have more experience than we do in the development of diagnostic products, including validation procedures and regulatory matters. In addition, our diagnostic products compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we do. We are aware of other diagnostic tests under development, which, if successfully developed and commercialized, would compete with our products.

Our competitors, some of whom we collaborate with and rely on to commercialize our products, may include established diagnostics companies, such as Abbott Diagnostics, Beckman Coulter, bioMérieux, Roche Diagnostics, General Electric, Alere, Ortho Clinical Diagnostics, Mitsubishi, Philips and Siemens. We may also compete with national commercial laboratories with extensive service networks for diagnostic tests, such as LabCorp and Quest Diagnostics. Specialized cardiovascular CLIA laboratories such as Atherotech, Berkeley Heart Lab , Bioreference Lab , Boston Heart Diagnostics , Cleveland HeartLab, HDL, Liposcience,, and Cardio DX have expanded their presence and product menu in the cardiovascular market and some have developed their own tests or panels. Companies that may compete with us in the cardiovascular diagnostics market include Athena Diagnostics, Atherotech, Berkeley Heart Lab, HDL, Bioreference Lab , Dako, diaDexus, Myriad Genetics, Singulex and Critical Diagnostics. Companies that may compete with us in the research market include R&D Systems, eBioSCience, BioVendor, DRG International, Kamiya and IBL. If we are unable to compete successfully, we may be unable to sustain and grow our revenue.

We are dependent on third parties for the patient samples that are essential to the development and validation of our diagnostic tests.

To pursue our development and validation of our diagnostic tests, we need access, over time, to thousands of patient samples, including blood, blood plasma and serum, urine and other fluids. We do not have direct access to a supply of patient samples. As a result, we have made arrangements with third parties, such as academic medical centers, government programs and payers such as Humana that have given us access to a significant number of patient samples for the development and validation of our diagnostic tests. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are “Covered Entities” under HIPAA. Under this law, these parties may have to obtain proper authorization from their patients, de-identify samples or take some other step to permit the subsequent use of those samples and associated clinical information. We are not presently a Covered Entity or a Business Associate of a Covered Entity subject to HIPAA, but we may become a Covered Entity or a Business Associate of a Covered Entity in the future. We may lose access to patient samples provided by such third parties, or have that access limited, because the third parties decrease the number of patient samples they provide, due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting our ability to obtain patient samples and associated information. In certain instances, we owe the party providing the samples for our research programs payments which may be related to the sales of products derived from those research programs. In addition, we may be forced to actively pursue patient samples from other sources for the diagnostic testing indications we pursue, which could be expensive and time consuming. If we fail to secure and maintain an adequate supply of patient samples, or if our existing supply arrangements are terminated or result in access to fewer samples than expected, our ability to pursue our development efforts may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we engage in activities that make us a covered entity for HIPAA purposes, such as electronic billing of third party payers, we will have to implement a comprehensive HIPAA compliance program. HIPAA compliance is a costly and time consuming process. Failure to comply would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on laboratory contractors for testing of patient samples that are essential to the development and validation of our diagnostic tests.

To pursue our development and validation of our diagnostic tests, we periodically need access to test results obtained from patient samples, including blood, blood plasma and serum, urine and other fluids. We do not operate a testing laboratory. As a result, we purchase testing services from third party laboratories, such as those associated with academic medical centers, hospitals and independent reference laboratories to preform testing on patient samples for the development and validation of our diagnostic tests. The testing laboratories are typically licensed, certified per the Clinical Laboratory Improvement Act (CLIA) and, often, also certified by the College of American Pathologists. All specimens and associated patient information are handled according to HIPAA and other regulations associated with laboratory testing. Failure to access contracted laboratory services would have a material adverse effect on our ability to develop and validate our diagnostic tests.

Risks Related To Regulatory Approval and Other Government Regulations

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

In the United States, we may seek FDA clearance or approval for our products prior to their launch for clinical use, whether offered as a diagnostic kit or laboratory service. The FDA process can be lengthy and unpredictable. For example, for our first product, the BGM Galectin-3 Test for heart failure, we initially filed for premarket 510(k) notification with FDA in March 2009. Upon review of our 510(k) filing, the FDA determined that our device was not substantially equivalent to the legally marketed device to which we claimed substantial equivalence and therefore denied clearance. The FDA indicated that additional clinical and other data were required in support of our filing, and we fileded a new premarket 510(k) notification in December 2009, incorporating additional data. In February 2010, we received a letter from the FDA that requested additional clinical and statistical information to support our filing. After further contact with the FDA, we submitted our formal response to the FDA letter in August 2010. We received 510(k) clearance from the FDA in November 2010 for our BGM Galectin-3 Test as an aid in assessing the prognosis of patients diagnosed with chronic heart failure. In May 2012, we filed a premarket 510(k) notification with FDA for use of the BGM Galectin-3 Test to aid in the identification of individuals who are healthy and asymptomatic at the time of testing, but, who are at increased risk for developing heart failure in the future. In July 2012, we received a letter from the FDA regarding this 510(k) filing in which FDA requested additional information, including information regarding our analytical validation and our clinical validation study, the Framingham Heart Study. We submitted our response to the FDA in November 2012, but based on our dialogue with the FDA, the nature of the additional information requested and the time required to address the FDA’s questions regarding various matters including the age of the blood samples used to support our 510(k) filing, we allowed the 510(k) to expire on the January 23, 2013 deadline for submitting our response to the FDA. On March 31, 2015, we filed a premarket 510(k) notification to the FDA to obtain regulatory clearance to market our BGM Galectin-3 Test in the United States for a new indication for use, as an aid in the assessment of near-term risk of fatal cardiovascular events in older adults who have no prior history of coronary heart disease, cerebrovascular disease, or vascular disease. There can be no assurance that we will receive 510(k) clearance from the FDA for this new indication for use. There can be no assurance as to when we may be in a position to submit additional new premarket 510(k) notifications for other indications for our galectin-3 test to the FDA, if at all.

Although we have received FDA clearance for our BGM Galectin-3 Test for heart failure, our automated partners may not obtain regulatory clearance for their automated tests for galectin-3 when expected, if at all.

We believe that automation of our galectin-3 test will broaden its acceptance by laboratory customers and, as a result, accelerate its clinical adoption. To that end, we have entered into licensing and commercialization agreements with four leading diagnostic instrument manufacturers to develop and commercialize automated instrument versions of our galectin-3 test. Commercial introduction of the automated versions of our galectin-3 test will require FDA clearance or approval. On December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ (Abbott) ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3. There can be no assurances that our other automated partners will be successful in gaining FDA clearance.

Changes in regulatory review procedures, approval requirements or enactment of additional regulatory approval requirements in Europe may delay or prevent us from marketing our proposed products.

To market our products in Europe, we must obtain a CE Mark and may, in some cases, need marketing approval from the European Medicines Agency. In October 2009, we obtained a CE Mark in Europe for our first product, the BGM Galectin-3 Test for heart failure. In December 2012, we obtained a CE Mark in Europe for our second product, the CardioSCORE test. In addition, we have partnered with four leading diagnostic instrument manufacturers to develop automated tests for galectin-3. In January 2013, bioMérieux obtained a CE Mark in Europe. In April 2013, Abbott obtained a CE mark for its automated version of our galectin-3 test. To date, we have found the CE Mark process to be an efficient means to obtain regularly approval, thereby, allowing for market entry for our products in Europe and in other countries that recognize CE Mark. If, however, the CE Mark process becomes more onerous, costly or time-consuming, we will need to re-evaluate our ex-U.S. commercialization strategy and invest more of our limited resources before even entering the market with our products.

Our CardioSCORE test has not been cleared by the FDA for sale in the United States.

We do not currently receive significant revenue from sales of our CardioSCORE test, which currently may only be marketed in Europe and other countries that recognize CE Mark. In December 2011, we filed a premarket 510(k) notification with FDA in order to obtain regulatory clearance to market the CardioSCORE test in the United States as an aid in the assessment of near-term risk for significant cardiovascular events, such as heart attack and stroke. In response to this filing, the FDA requested that we engage an independent committee of physicians to conduct a medical review and adjudication of clinical endpoints reported in the filing. Due to the time involved in responding to this request, we withdrew the 510(k) filing on August 8, 2012. Our medical review also included the assessment of sample stability and the evaluation of other technical issues raised by FDA. The adjudication process is now complete. While we continue to explore potential opportunities to monetize CardioSCORE, we have redirected our resources to support our development and commercialization of galectin-3 testing. Currently, we are not actively engaged in development or commercialization activities related to CardioSCORE. There can be no assurance that we will receive significant revenue from sales of our CardioSCORE test in Europe, that we will succeed in otherwise monetizing CardioSCORE, that in the future we will file premarket510(k) notification withFDA to obtain regulatory clearance to market the CardioSCORE test in the United States or that we will receive such clearance.

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

Any action brought against us for violation of these laws or regulations, even if we prevail, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines. We could also be required to refund any improperly received payments, and we could be required to further curtail our operations. Any of the foregoing consequences could seriously harm our business, financial condition and results of operations.

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

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and diagnostic tests that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. We rely on both patents and trade secrets to protect the proprietary aspects of our methods and discoveries. As of February 28, 2015, we have six issued U.S. patents and six pending patent applications filed with the USPTO, under the PCT or with foreign patent agencies. A portion of the intellectual property that we own or license relates to our galectin-3 test. This intellectual property includes U.S. Patent Nos. 7,888,137 and 8,084,276, exclusively licensed from ACS Biomarker B.V. and nine corresponding patent applications pending in the United States and abroad, as well as issued patents in Europe, Australia, Canada, China, Hong Kong and Japan. U.S. Patent No. 7,888,137 is scheduled to expire in November 2026 and U.S. Patent No. 8,084,276 is scheduled to expire in September 2024. We own a U.S. and corresponding foreign applications relating to a specific method and kit for detecting galectin-3. Any patent issuing from this U.S. application could expire as early as 2029. In addition, we own one issued U.S. patent, one pending U.S. patent application and corresponding foreign counterparts related to methods for clinical evaluation of subjects based on galectin-3 measurements. A portion of the intellectual property that we own relates to our CardioSCORE test. This intellectual property includes U.S. Patent Application No. 12/946,470, an issued patent in Europe and two corresponding patent applications abroad and U.S. Patent Application No. 13/765,366 and two corresponding patent applications abroad. Any patent issuing from the earliest-filed U.S. application could expire as early as 2030. For the diagnostic tests that we develop based on our biomarker discoveries, we expect to rely primarily on patent protection. Several of our patent applications are in an early stage of prosecution, and we cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our proposed products or judicial interpretation of the scope of our patents, our proposed products might not, now or in the future, be adequately covered by our patents.

The patentability of molecular biomarkers and of test methods and products based on biomarkers is well-established in most countries. However, the issuance of any patent, including the patents for which we have applied, and the validity of the resulting patent rights depend upon a detailed interpretation of the specific patent claims and prior art, among other considerations, and generally is highly uncertain because of the complex legal and factual considerations it involves. In recent years, the United States Supreme Court has rendered several decisions in patent cases limiting the types of inventions for which patent protection is available and in particular, for claimed inventions directed to a law of nature, a natural phenomenon, or an abstract idea (collectively, the “judicial exceptions” to patent eligibility). For example, on March 20, 2012, the United States Supreme Court rendered its decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., in which the Court denied patent protection for patent claims covering methods that correlate the concentration of a well-known drug metabolite to the likely harm or ineffectiveness of the drug as a means of determining proper drug dosage. At issue was whether the claimed methods transformed unpatentable laws of nature into patent-eligible applications of those laws of nature. The Court held that the patent claims at issue effectively claim the underlying laws of nature themselves and thus ran afoul of the prohibition on patenting laws of nature, were not patent eligible and therefore, were determined to be invalid. In another example, on June 19, 2014, the United States Supreme Court reaffirmed in Alice Corporation Pty. Ltd. v. CLS Bank International that a patent claim directed to a judicial exception is invalid unless the claim recites additional elements that amount to “significantly more” than a law of nature, a natural phenomenon, or an abstract idea. As a result, unless the claims of our U.S. patents contain sufficient inventive content above and beyond the natural correlations underlying our claimed processes, we will not succeed in enforcing our U.S. patents. Similarly, unless the claims of our pending U.S. patent applications that involve natural correlations contain sufficient inventive content above and beyond those natural correlations, we may be unable to obtain issued U.S. patents based on those applications, which may preclude or limit the patent protection available for our diagnostic tests and therapeutic methods.

In addition, we cannot be certain that we hold the rights to the technology covered by pending patent applications or to other proprietary technology required for us to commercialize our proposed products. Rights in applications filed by us or our licensors may be affected adversely by patent applications filed by others which have not yet been published. For example, because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after that date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity or co-exclusivity. It is also possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we will not be able to market our products.

If third parties assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent the development or commercialization of our current and proposed products.

Our ability to commercialize our current and proposed products depends on our ability to develop, manufacture, market and sell our current and proposed products without infringing the proprietary rights of third parties. Third parties may allege that our proposed products or our methods or discoveries infringe their intellectual property rights. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in fields that relate to our proposed products and our underlying methodologies and discoveries, including patents and patent applications claiming methods for the discovery of biomarkers or biomarker sets and assay systems and methods designed to exploit them clinically in drug discovery efforts or in selection of patients.

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

Several of our collaboration agreements provide for licenses to us of intellectual property or sharing of rights to intellectual property that is important to our business, and we may enter into additional agreements in the future that provide licenses to us of valuable technology. These licenses impose, and future licenses may impose, various commercialization milestones and other obligations on us, including the obligation to terminate our use of patented subject matter under certain contingencies. If a licensor becomes entitled to, and exercises, termination rights under a license, we would lose valuable rights and our ability to develop our products. We may need to license other intellectual property to commercialize future products. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary technology, processes and know-how that is not patentable or for which we have elected not to seek patent protection.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, including, particularly, our biomarker discovery methodologies. In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators, contract manufacturers and advisors to execute confidentiality agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, in particular as we are required to make such information available to a larger pool of people as we seek to validate and commercialize our proposed products. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees and consultants have previous employment or consulting relationships. Also, others may independently develop substantially equivalent technology, processes and know-how or otherwise gain access to our trade secrets. If we are unable to protect the confidentiality of our proprietary technology, processes and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

Risks Related To the Growth of Our Management Team, Workforce, Manufacturing and Facilities

Following our reduction in force since September 2014, which resulted in the elimination of approximately 68% of our headcount, we may not be able to retain our remaining employees.

Since September 11, 2014, we have implemented a reduction of approximately 68% of our workforce, or 15 people, leaving seven employees, which we refer to as the Restructuring. We took this step in order to reduce our operating expenses and extend our cash runway in anticipation of the commercial launch of automated versions of our galectin-3 test. The automated galectin-3 tests are being developed and commercialized by our diagnostic instrument manufacturing partners and will be performed on our partners’ automated platforms. We expect the first automated version of the galectin-3 test to be launched in the United States in mid-2015. The Restructuring primarily eliminated our sales and marketing organization and removed certain positions in other functional areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by generating, publishing and publicizing data derived from clinical research studies and by expanding the BGM Galectin-3 Test’s labeling indications for use through additional clinical studies and clearances by the FDA.

As a result of the Restructuring, we are heavily dependent upon our ability to retain our remaining employees. The loss of the service of any of our remaining employees may significantly delay or prevent our ability to continue our operations. Given the magnitude of our September 2014 reduction in force, the morale of our remaining employees may be lower, employees may be distracted and any one of our remaining employees could terminate his or her employment with us at any time. A departing employee’s expertise would be difficult to replace and the failure to do so on a timely basis could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise to be successful in retaining our remaining personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, the Restructuring may prove to be more disruptive to our operations than we anticipated. For example, cost savings measures may distract management from our core business, harm our reputation, yield unanticipated consequences, such as attrition beyond the planned Restructuring, or increased difficulties in our day-to- day operations. Any failure to retain our qualified personnel could prevent us from successfully growing our business by expanding the number of health care clinical laboratories, hospitals, and health care providers with which we do business or impair our ability to maintain sales levels of, and/or support sales growth of, our galectin-3 test.

We have only a limited number of employees to manage and operate our business.

As of March 15, 2015, we employed seven full-time employees. Due to our limited cash, we have implemented a plan designed to focus our capital resources on our most promising indications and further reduce our cash utilization. Our focus on reducing our cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

Failures in our information technology and storage systems could significantly disrupt our operations.

Our ability to execute our business plan depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems. Despite the implementation of security measures, IT systems are vulnerable to damage from a variety of sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations. Furthermore, to the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

We rely on a single third party to manufacture and supply our products. Any problems experienced by this vendor could result in a delay or interruption in the supply of our products to us until this vendor cures the problem or until we locate and qualify an alternative source of supply.

The manufacture of our diagnostic products requires specialized equipment and utilizes complicated production processes that would be difficult, time-consuming and costly to duplicate. Corgenix Medical Corporation is currently the sole third-party manufacturer of our BGM Galectin-3 Test. Any prolonged disruption in the operations of our third-party manufacturer could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development and any commercialization costs, which may not be available on acceptable terms, if at all. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product development and commercialization efforts until our third-party manufacturer can repair its facility or put in place third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the re-verification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies for the validation and commercialization of our products or product candidates could negatively affect our business.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage, and such claims may harm our business in other ways.

Our business exposes us to product liability claims that are inherent in the testing, production, marketing and sale of diagnostic products. Although we currently maintain limited product liability insurance, we anticipate needing to secure additional product liability insurance for the development and commercialization of our product candidates. We cannot be certain whether we will be able to secure such insurance on commercially reasonable terms, or at all. A product liability claim in excess of any insurance coverage we may obtain would have to be paid out of our cash reserves and would significantly harm our business. In addition, any injunction or other restriction on our ability to sell against one of our product candidates would also significantly harm our business.

The marketing, sale and use of our current or future diagnostic tests could lead to the filing of product liability claims if someone were to allege that our product failed to perform as it was designed. A product liability claim could result in substantial damages and be costly and time consuming for us to defend. We cannot provide assurance that our product liability insurance would protect us from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.

Risks Related To Our Common Stock

If we fail to regain and maintain compliance with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Capital Market. As disclosed in a Current Report on Form 8-K filed on March 13, 2015, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We have requested a hearing, at which we will request an extension within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending the hearing and the expiration of any extension granted by the Panel, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance within any extension period granted by the Panel.

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

The trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for a stock listed on The NASDAQ Capital Market. Additionally, our affiliates hold approximately 19% of our outstanding shares of common stock, as of March 15, 2015, which substantially reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.

Since our initial listing on The NASDAQ Global Market on February 4, 2011 and the transfer of our listing to The NASDAQ Capital Market on January 27, 2014, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies listed on The NASDAQ Capital Market. The listing of our common stock on The NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

Our affiliates hold approximately 19% of our outstanding shares of common stock, as of March 15, 2015, which adversely affects the liquidity of the trading market for our common stock; in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

Our stock price is likely to be volatile and the market price of our common stock may drop.

Prior to our initial public offering in February 2011, there was no public market for our common stock and having been a publicly traded company for only three years, it is too early to determine whether an active trading market will develop and continue. There is a limited history, exacerbated by low average daily trading volume, on which to gauge the volatility of our stock price. The stock markets and the markets for medical diagnostics and biotechnology stocks in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. For example, our common stock traded as high as $2.42 and as low as $0.27 during 2014. Some of the many factors that may cause the market price of our common stock to fluctuate include:

•	our ability to commercialize the products, if any, that we are able to develop;
•	the progress and results of our product candidate development efforts;
•	actions taken by regulatory authorities with respect to our product candidates, or our sales and marketing activities;
•	regulatory developments in the United States, the European Union and other jurisdictions;
•	the outcome of legal actions to which we may become a party;
•	announcements concerning product development results or intellectual property rights of others;
•	announcements of technological innovations or new products by us or our competitors;
•	changes in financial estimates or recommendations by securities analysts;
•	uncertainty as to whether our common stock will remain listed on NASDAQ;
•	uncertainty as to if and when we will engage in any strategic transaction;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	restatements of our financial results and/or material weaknesses in our internal controls;
•	publication of research reports about us or the diagnostic products industry by securities or industry analysts;
•	fluctuations in our operating results; and
•	deviations in our operating results from the estimates of securities analysts or other analyst comments.

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

Certain of our directors, principal stockholders and/or their affiliates, including Flagship Ventures, or Flagship, General Electric Pension Trust, or GE, and Stelios Papadopoulos control approximately 23% of our outstanding common stock as of February 28, 2015. Accordingly, these stockholders, if acting as a group, or Flagship, which alone controls approximately 15% of our outstanding common stock as of February 28, 2015, will have control or substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this control or substantial influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive investors of the opportunity to receive a premium for our common stock as part of a sale and could adversely affect the market price of our common stock.

The requirements of being a public company require greater resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with equity securities listed on The NASDAQ Capital Market, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are required to comply with certain rules, regulations and requirements with which we were not required to comply prior to becoming a public company.

Complying with rules, regulations and requirements requires substantial effort on the part of our board of directors and management and will continue to increase our costs and expenses. As a public company, we are required to:

•	institute and maintain a more formalized function of internal control over financial reporting;
•	prepare and distribute periodic and current public reports;
•	maintain internal policies relating to disclosure controls and procedures and insider trading, among others;
•	involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	maintain an investor relations function, including the provision of certain information on our website.

Compliance with these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

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

In January 2013, we entered into a common stock purchase agreement, or the purchase agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase, at our option, up to an aggregate of $12 million of shares of the Company’s common stock over the two-year term of the purchase agreement which expires on June 7, 2015. In addition, upon entering into the purchase agreement, we issued commitment shares to Aspire Capital for no cash consideration, and we may sell additional shares to Aspire Capital under the purchase agreement. We anticipate that the shares we issue to Aspire Capital under the purchase agreement will later be sold by Aspire Capital over approximately the same year period although we have no control over their sales process. The sale of a substantial number of shares of our common stock by us to Aspire Capital will result in immediate dilution to our existing stockholders and to purchasers of common stock in the offering contemplated hereby.

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

Market Information

Our common stock began trading on The NASDAQ Global Market on February 4, 2011 under the symbol “BGMD” and was transferred to the NASDAQ Capital Market on January 27, 2014 where it continues to trade under the same symbol. The following table sets forth the high and low sales prices of our common stock as listed on The NASDAQ Global Market for the periods indicated.

2014:	High	Low
First Quarter	$2.42	$0.99
Second Quarter	$2.02	$0.90
Third Quarter	$1.12	$0.50
Fourth Quarter	$0.65	$0.27

2013:	High	Low
First Quarter	$3.15	$1.11
Second Quarter	$2.17	$1.21
Third Quarter	$1.40	$0.83
Fourth Quarter	$1.70	$0.55

Stockholders

As of March 15, 2015, there were approximately 29 stockholders of record of the 34,584,730 outstanding shares of our common stock.

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

The following table sets forth our consolidated financial data for each of the five years in the period ended December 31, 2014. The selected financial data for each of the five years in the period ended December 31, 2014 have been derived from our audited consolidated financial statements. The audited consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with such audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

Consolidated statements of operations data:	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Revenues
Product revenues	$2,787	$3,683	$2,570	$451	$11
Service revenues	—	390	245	1,183	808

Total revenues	2,787	4,073	2,815	1,634	819
Costs and operating expenses:
Product costs	956	1,247	841	172	4
Service costs	—	142	116	447	782
Research and development	2,393	3,735	7,582	7,998	6,539
Selling and marketing	2,293	6,193	9,451	5,293	3,788
General and administrative	4,507	7,130	7,553	5,209	4,312

Total costs and operating expenses	10,149	18,447	25,543	19,119	15,425

Loss from operations	(7,362)	(14,374)	(22,728)	(17,485)	(14,606)
Non-cash consideration associated with stock purchase agreement	—	(329)	—	—	—
Interest income	2	15	22	31	5
Interest expense (1)	(728)	(1,168)	(1,083)	(89)	(2,792)
Other income (expense)	24	7	20	(39)	231

Net loss	(8,064)	(15,849)	(23,769)	(17,582)	(17,162)
Accretion of redeemable convertible preferred stock	—	—	—	(118)	(1,034)

Net loss attributable to common stockholders	$(8,064)	$(15,849)	$(23,769)	$(17,700)	$(18,196)

Net loss attributable to common stockholders per share – basic and diluted	$(0.25)	$(0.58)	$(1.18)	$(1.00)	$(6.12)

Weighted-average common shares outstanding used in computing per share amounts – basic and diluted	32,703,220	27,212,837	20,215,956	17,638,139	2,971,434

(1) Interest expense in the year ended December 31, 2010 includes non-cash charges of $2.3 million related to expense arising from the issuance of warrants issued in connection with convertible debt that were accounted for as debt discount and beneficial conversion features on convertible debt. Such amounts were immediately recognized as interest expense because the debt was due upon demand.

	As of December 31,
Consolidated balance sheet data:	2014	2013	2012	2011	2010
	(in thousands)
Cash, cash equivalents, restricted cash, and marketable securities	$4,123	$7,751	$13,176	$24,439	$2,425
Total assets	5,229	9,353	15,241	26,110	7,027
Long-term debt, including current portion	2,960	7,314	9,857	—	6,372
Total liabilities	4,672	10,422	14,932	5,218	12,343
Redeemable convertible preferred stock	—	—	—	—	72,093
Convertible preferred stock	—	—	—	—	1,708
Accumulated deficit	(161,002)	(152,938)	(137,089)	(113,320)	(95,738)
Total stockholders’ equity (deficit)	557	(1,069)	309	20,892	(77,409)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our BGM Galectin-3® Test is our first FDA cleared and CE Marked diagnostic product. It is currently available as a blood test in the United States and the EU.

Our BGM Galectin-3 Test kits are purchased by clinical, hospital and research laboratories. We hope to accelerate the clinical and commercial adoption of galectin-3 testing by providing support to clinical research studies that have incorporated our BGM Galectin-3 Test and by expanding our BGM Galectin-3 Test’s indications for use.

We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world. On December 23, 2014, the FDA granted 510(k) clearance for Abbott’s ARCHITECT® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3. We are currently focused on preparing for the anticipated U.S. market introduction of automated testing for galectin-3 by Abbott, which is expected to occur mid-2015.

During the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have evolved from a research and development company to a commercial diagnostics company. Our transition to a commercial organization began with the FDA 510(k) clearance of our first diagnostic product, the BGM Galectin-3 Test, in November 2010. The transition was substantially completed in the first half of 2013 with the elimination of research and development activities no longer core to our commercial strategy. In order to reduce operating expenses and extend our cash runway in anticipation of the commercial launch of automated testing for galectin-3, we implemented a reduction in our workforce on September 11, 2014. In so doing, we primarily eliminated our sales and marketing organizations and removed certain positions in other function areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by continuing to generate, publish and publicize data derived from clinical research studies and by continuing efforts to expand the galectin-3 test’s labeling indications for use through additional clinical studies and clearances by FDA. On November 13, 2014, we announced that we retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist us in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions.

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

Service Revenues

Our revenues have historically been generated through initiatives, collaborations and biomarker discovery and analysis services agreements. The services we provide under these agreements typically include the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. In some cases, we have retained certain intellectual property rights to the biomarkers identified in the course of these arrangements. The revenue arrangements have a stated term and we have no obligations or ongoing commitments after the specified term of the arrangement. During the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations, service revenues are primarily attributable to the activities from the HRP initiative, for which all revenue has been recorded as of December 31, 2013. We did not record service revenues in 2014 and do not expect to record service revenues in 2015 or beyond.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

Product revenues

Our product revenues are primarily derived from sales of our BGM Galectin-3 Test. Our product revenues have been concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

Service revenues

Our service revenues have historically been generated through initiatives, collaborations and biomarker discovery and analysis services agreements. The services we provided under these agreements typically included the integrated analysis of preclinical and/or clinical samples to identify biomarkers related to disease mechanisms. In some cases, we retained certain intellectual property rights to the biomarkers identified in the course of these arrangements. The revenue arrangements had a stated term and we had no obligations or ongoing commitments after the specified term of the arrangement. Service revenues were primarily attributable to the activities from the HRP initiative, for which all revenue has been recorded as of December 31, 2013. We did not record any service revenue in 2014 and do not expect to record service revenue in 2015 or beyond.

	Years ended December 31,		% Decrease
	2014	2013
	(in thousands)
Total revenues
Product	$2,787	$3,683	(24%)
Service	—	390	(100%)

Total revenues	$2,787	$4,073	(32%)

Total revenues decreased by 32%, or $1.3 million, to $2.8 million in 2014 from $4.1 million in 2013.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in 2014 by $896,000, to $2.8 million from $3.7 million in 2013. The decrease in product revenues in 2014 results primarily from decreased sales volume from our largest customer and from third-party clinical research studies. We have not yet recorded significant royalties from sales of Abbott or bioMérieux’s automated galectin-3 assays.

In 2014 and 2013, our top three customers accounted for approximately 88% and 83%, respectively, of our galectin-3 test sales, of which our single largest customer accounted for 80% and 74%, respectively. Because of concentration in the number of our customers, the timing of orders of our galectin-3 test may fluctuate significantly from month to month and quarter to quarter.

Service revenues decreased by 100%, to $0 in 2014 from $390,000 in 2013. The decrease in service revenues was primarily due to the completion of program activities under our HRP initiative. There was no further revenue to recognize under this project as of December 31, 2013, and accordingly, we did not record service revenues in 2014.

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

	Years ended December 31,		% Decrease
	2014	2013
	(in thousands)
Product costs	$956	$1,247	(23%	)
Product gross margin	66%	66%	(0%	)

Product costs decreased by $291,000, to $956,000 in 2014 as compared to $1.2 million in 2013. The decrease in product costs was commensurate with the decrease in product revenue from decreased sales of the BGM Galectin-3 Test and royalty expenses. Product gross margin in 2014 was consistent with 2013.

Service costs

Our service costs consisted primarily of expenses incurred to support our initiatives, collaborative research and development agreements and biomarker discovery and analysis services agreements. These expenses included outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses.

	Years ended December 31,		% Decrease
	2014	2013
	(in thousands)
Service costs	$—	$142	(100%)

Service costs decreased by 100%, or $142,000, to $0 in 2014 as compared to $142,000 in 2013. The decrease in service costs is attributable to the completion of program activities under the HRP initiative. We do not expect to incur service costs in 2015 and beyond.

Operating expenses

	Years ended December 31,		% Decrease
	2014	2013
	(in thousands)
Operating expenses
Research and development	$2,393	$3,735	(36%)
Selling and marketing	2,293	6,193	(63%)
General and administrative	4,507	7,130	(37%)

Operating expenses	$9,193	$17,058	(46%)

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

Research and development expenses decreased by 36%, or $1.3 million, to $2.4 million in 2014 as compared to $3.7 million in 2013. The decrease is was primarily attributable to a decrease in biomarker discovery research costs resulting from a strategic reorganization completed in the first half of 2013, a decrease in costs related to the CardioSCORE medical review and adjudication process, and a decrease in consulting and professional service costs.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 63%, or $3.9 million, to $2.3 million in 2014 as compared to $6.2 million in 2013. The decreased expenditures were primarily due to the refocusing of our marketing activities from market education to commercialization and the elimination of our sales team in the third quarter of 2014.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relations services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 37%, or $2.6 million, to $4.5 million in 2014 compared to $7.1 million in 2013. This decrease relates primarily to reductions in compensation related charges and travel, professional fees, facilities costs, and public company expenses.

Other income and expense

The following table summarizes other (expense) income for the years ended December 31, 2014 and 2013:

	Years ended December 31,		% Decrease
	2014	2013
	(in thousands)
Other (expense) income
Non-cash consideration associated with stock purchase agreement	$—	$(329)	(100%)
Interest income/other income	26	22	18%
Interest expense	(728)	(1,168)	(38%)

Total other (expense) income	$(702)	$(1,475)	(52%)

Other (expense) income decreased by 52%, or $773,000, primarily resulting from lower interest on our term loan, due to continued pay down of principal, and a non-cash commitment fee required by our stock purchase agreement with Aspire Capital Fund, LLC in 2013, whereas no such expense was incurred in 2014.

Comparison of the Years Ended December 31, 2013 and 2012

	Years ended December 31,		% Increase
	2013	2012
	(in thousands)
Total revenues
Product	$3,683	$2,570	43%
Service	390	245	59%

Total revenues	$4,073	$2,815	45%

Total revenues increased by 45%, or $1.3 million, to $4.1 million in 2013 from $2.8 million in 2012.

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and increased in 2013 by $1.1 million, to $3.7 million from $2.6 million in 2012. The increase in product revenues in 2013 resulted primarily from increased sales volume from our largest specialty cardiovascular laboratory provider and from third-party clinical research studies. The growth in product revenues in 2013 primarily reflected domestic sales of the BGM-Galectin-3 Test.

In 2013 and 2012, our top three customers accounted for approximately 83% and 92%, respectively, of our galectin-3 test sales, of which our single largest customer accounted for 74% and 81%, respectively.

Service revenues increased by 59%, or $145,000, to $390,000 in 2013 from $245,000 in 2012. The increase in service revenues was primarily due to the completion of program activities under our HRP initiative. There was no further revenue to recognize under this project as of December 31, 2013.

Product costs

	Years ended December 31,		% Increase (Decrease)
	2013	2012
	(in thousands)
Product costs	$1,247	$841	48%
Product gross margin	66%	67%	(1%	)

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

Service costs increased by 22%, or $26,000, to $142,000 in 2013 as compared to $116,000 in 2012. The increase in service costs is attributable to the completion of program activities under the HRP initiative.

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

Other (expense) income increased by $0.4 million in 2013, primarily resulting from a non-cash commitment fee required by our stock purchase agreement with Aspire Capital Fund, LLC, and a full year of interest expense in 2013 on our term loan as compared to a partial year of interest expense in 2012, as we entered into our term loan facility in February 2012.

Liquidity and Capital Resources

Sources of Liquidity

We need immediate additional funding to continue our operations and support capital expenditures, which may not be available to us. Without modifications to our existing payment obligations or receipt of additional immediate funding, our existing cash and other sources of liquidity may only be sufficient to fund our operations through May 2015. Our primary sources of liquidity have included our cash balances, sales of our equity securities, our term loan, product revenue from sales of our BGM Galectin-3 Test, and service revenue from the HRP initiative. As of December 31, 2014, we had $4.1 million of cash and working capital of $272,000. As of March 27, 2015, we had cash totaling $1.7 million and an outstanding balance of $1.9 million under our secured term loan facility.

Product and Service Revenues

During the fiscal years ended December 31, 2014, 2013 and 2012, we have recognized product revenues of approximately $2.8 million, $3.7 million and $2.6 million, respectively, and service revenues related to research and development initiatives and collaborations of approximately $0, $0.4 million and $0.2 million, respectively. Since all revenue under the HRP initiative has been recorded as of December 31, 2013, we do not expect services revenues to continue into 2015 and beyond.

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

Follow-on Underwritten Public Offerings

On January 30, 2013, we closed a follow-on underwritten public offering of 6,900,000 shares of our common stock, which included the sale of 900,000 shares pursuant to the underwriters’ over-allotment option. We received net offering proceeds of approximately $12.8 million, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering.

On April 8, 2014, we closed a follow-on underwritten public offering of 6,452,000 shares of our common stock, at an offering price of $1.55 per share, for gross proceeds of $10.0 million. We received net offering proceeds of approximately $9.0 million, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering.

Common Stock Purchase Agreement with Aspire Capital

On January 24, 2013, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term, which expires on June 7, 2015. Under the Purchase Agreement, we initially issued 132,743 shares of our common stock as a commitment fee, but have not sold any shares under the Purchase Agreement. Our sales to Aspire, if any, will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement. At December 31, 2014, our closing stock price was $0.46 per share and during 2014 our stock has traded near and below the $1.00 closing floor price required by the Purchase Agreement. Unless the price of our common stock closes at or above the $1.00 closing floor price, we will not have access to this facility. In addition, this facility expires on June 7, 2015.

Over the term of the Purchase Agreement, if our common stock closes above the $1.00 minimum floor price that is required to use the facility, we have two ways to elect to sell common stock to Aspire on any business day we select: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

We also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that we maintain the effectiveness of our registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at December 31, 2014 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity in August 2015.

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

At December 31, 2014, we had $3.0 million outstanding under the term loan and at March 27, 2015, we had $1.9 million outstanding under the term loan.

Warrants

In connection with the loan facility, we initially issued warrants to purchase 36,657 shares of our common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the warrant price of the warrants was adjusted to $1.70 per share. At the loan modification date, we valued both the amended and the original warrants using the Black-Scholes option pricing model and recorded the incremental value of the amended warrants as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method. The warrants under the term loan have been classified as equity instruments and are included within additional paid-in capital.

NASDAQ Notice for Failure to Satisfy Continued Listing Rules

Our common stock is currently listed for trading on the NASDAQ Capital Market. As disclosed in a Current Report on Form 8-K filed on March 13, 2015, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We have requested a hearing, at which we will request an extension within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending the hearing and the expiration of any extension granted by the Panel, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance within any extension period granted by the Panel.

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

Net Cash Flows

	Years Ended December 31,			Change
Summary Cash Flow Information	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,167)	$(15,288)	$(21,333)	$7,121	$6,045
Investing activities	—	(32)	(85)	32	53
Financing activities	4,539	10,285	10,330	(5,746)	(45)

Net (decrease) increase in cash and cash equivalents	(3,628)	(5,035)	(11,088)	1,407	6,053

Cash and cash equivalents	$4,123	$7,751	$12,786	$(3,628)	$(5,035)

Years Ended December 31, 2014 and 2013

Net cash used in operating activities decreased primarily due to a decrease in our net loss for 2014 compared to 2013 and changes in working capital related primarily to decreases in accounts payable, accrued expenses and other current liabilities in 2014.

Net cash used in investing activities decreased due to the proceeds received from the sale of laboratory equipment in 2013, whereas no such activity took place in 2014.

In 2014, cash flows from financing activities included net proceeds of $9.0 million received from our follow-on public offering, partially offset by payments on our term loan of $4.5 million. In 2013, cash flows from financing activities included net proceeds of $12.8 million received from our follow-on public offering, partially offset by payments on our term loan of $2.5 million.

Years Ended December 31, 2013 and 2012

Net cash used in operating activities decreased primarily due to a decrease in our net loss for 2013 compared to 2012 and changes in working capital related primarily to decreases in accounts payable, accrued expenses and other current liabilities in 2013.

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

Funding Requirements

We need immediate additional funding to continue our operations and support our capital expenditures, which may not be available to us. Without modification to our existing payment obligations or receipt of immediate additional funding, our existing cash and other sources of liquidity may not be sufficient to fund our operations through May 2015. During 2014, we incurred a net loss of $8.1 million and used $8.2 million of cash in operations, and expect to continue to incur losses and use cash during 2015 and beyond. At December 31, 2014, we had cash totaling $4.1 million, and an outstanding balance of $3.0 million under our secured term loan facility. At March 27, 2015 we had cash totaling $1.7 million and an outstanding balance of $1.9 million under our secured term loan facility.

Effective January 1, 2014, the payment rate at which our BGM Galectin-3 Test is reimbursed by CMS was increased to $30.01 from $17.80 per test. In 2015, the national limitation amount for our BGM Galectin-3 Test was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply. We are currently focused on preparing for the anticipated U.S. market introduction of automated testing for galectin-3, which is expected to occur in mid-2015, and we expect to aggressively manage our operating expenses. However, we are in the early stages of commercializing our BGM Galectin-3 Test. Interest in the BGM Galectin-3 Test is increasing as a result of our market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, we will need to generate significant product revenues.

Under our arrangement with Aspire, we may require Aspire to purchase up to $12 million of our common stock under the Purchase Agreement, subject to the conditions and limitations contained therein, including a floor price of $1.00 per share. From January 1, 2014 through December 31, 2014, our closing stock price has ranged from a high of $2.08 per share to a low of $0.27 per share. Unless the price of our common stock closes at or above the

$1.00 closing floor price we will not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in June 7, 2015.

At December 31, 2014, we have an outstanding balance of $3.0 million under the term loan facility and we are required to repay the principal monthly through maturity in August 2015. Our term loan is secured by substantially all of our assets. Our loan and security agreement contains customary events of default that entitle the lenders to cause any or all of our indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash. The events of default include, among others, the occurrence of a material adverse effect, which could cause the lender to accelerate the payments by us under the term loan. We have determined that the risk of a subjective acceleration under the material adverse effect clause, absent acceleration under other enumerated events of default, is unlikely.

Until we have repaid all amounts due to the lenders under this term loan facility, our ability to raise additional funds through other debt financings is limited.

On November 13, 2014 we announced that we retained Stifel Nicholaus & Company, Incorporated, an investment banking firm, to assist us in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions. There is no assurance, however, that we will be able to raise sufficient capital or engage in any strategic transaction on acceptable terms, if at all.

We believe that our existing cash will be sufficient to fund our operations and service our debt through May 2015. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations and service our existing debt through May 2015 and beyond. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financing, if any, may not be advantageous to us and any financing may result in dilution to our stockholders.

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

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds immediately to finance our operations and service our debt;
•	the revenue generated by sales of our cardiovascular diagnostic tests;
•	the rate of progress and cost of our commercialization activities, including the launch of the galectin-3 test on Abbotts’ automated platform;
•	the outcome, costs and timing of seeking regulatory clearance for our product candidates and for additional indications for existing products;
•	the success of our development efforts;

•	the expenses we incur in marketing and selling our products;
•	the emergence and effect of competing or complementary products;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
•	the trading price of our common stock being above the $1.00 closing floor price that is required for us to use the Purchase Agreement with Aspire;
•	the trading price of our common stock; and
•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The following table sets forth our payment obligations as of December 31, 2014 under contracts that provide for fixed and determinable payments over the periods indicated.

	Total	2015	2016	2017	2018
Operating leases	$1,542	$383	$388	$394	$377
Term loan, including interest	3,340	3,340	—	—	—

Total	$4,882	$3,723	$388	$394	$377

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to raise additional funds immediately to finance our operations and service our debt;
•	the timing of the launch by Abbott of its FDA-cleared version of the galectin-3 test on Abbott’s automated platform;
•	our ability to continue as a going concern;
•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;
•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;
•	our ability to obtain regulatory clearance from the FDA for our CardioSCORE test and certain additional indications for our galectin-3 test;
•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;
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
•

our expectations regarding the use of our Purchase Agreement to obtain additional capital through sales of our common stock to Aspire and the trading price of our common stock being above the $1.00 closing floor price that is required for us to use this facility;

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market;
•	our ability to enter into a strategic transaction that increases stockholder value;
•	the success of competing cardiovascular diagnostic tests that are or become available;
•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;
•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;
•	our ability to service the principal and interest amounts payable under our secured term loan facility; and
•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

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

We are exposed to market risk related to fluctuations in interest rates. At December 31, 2014, our exposure to market risk is limited to our cash and debt. However, we periodically invest in cash equivalents and short-term marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents that management believes to be of high credit quality. In February 2012, we entered in a variable rate term loan, which was amended in May 2013. The loan bears interest at a rate not to exceed 9.25%. Because of the short-term maturities of our investments and debt, we do not believe that an increase or decrease in interest rates would have a material negative impact on our results of operations or financial position.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors and Corporate Governance,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at page F-1 in this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827
3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827
4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	11/22/10	333-164574
4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of July 10, 2008		Form S-1 (Exhibit 4.2)	1/29/10	333-164574
4.3	Form of Common Stock Warrant issued to General Electric Capital Corporation		Form S-1 (Exhibit 4.4)	1/29/10	333-164574
4.4	Form of Common Stock Bridge Financing Warrant, together with a schedule of warrant holders		Form S-1 (Exhibit 4.5)	1/29/10	333-164574
4.5	Warrant issued to Silicon Valley Bank, dated November 9, 2007		Form S-1 (Exhibit 4.6)	1/29/10	333-164574
4.6	Warrant issued to Silicon Valley Bank, dated March 28, 2008		Form S-1 (Exhibit 4.7)	1/29/10	333-164574
4.7	Form of 2010 Common Stock Bridge Warrant, together with a schedule of warrant holders		Amendment No. 3 to Form S-1 (Exhibit 4.8)	8/31/10	333-164574
4.8.1	Warrant issued to GE Capital Equity Investments, Inc., dated as of February 10, 2012		Form 8-K (Exhibit 10.5)	2/16/12	001-33827
4.8.2	Amendment No. 1 to Warrant by and between the Registrant and GE Capital Equity Investments, Inc., dated as of May 8, 2013		Form 8-K (Exhibit 10.2)	5/9/13	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.9.1	Warrant issued to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.6)	2/16/12	001-33827
4.9.2	Amendment No. 1 to Warrant by and between the Registrant and Comerica Bank, dated as of May 8, 2013		Form 8-K (Exhibit 10.3)	5/9/13	001-33827
4.10	Form of Senior Indenture		Form S-3 (Exhibit 4.8)	5/25/12	333-181699
4.11	Form of Subordinated Indenture		Form S-3 (Exhibit 4.9)	5/25/12	333-181699
4.12	Registration Rights Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 4.1)	1/24/13	001-33827

Lease Agreements
10.1	Second Amendment to Lease, Sublease, and Assignment, Assumption and Amendment of Sublease by and between the Registrant and 610 Lincoln LLC, dated as of May 19, 2009		Form S-1 (Exhibit 10.1)	1/29/10	333-164574
10.1.1	Lease by and between the Registrant and Waltham Winter Street 880 LP, dated June 10, 2013		Form 10-Q (Exhibit 10.6)	8/9/13	001-33827
10.2	Sublease Agreement by and between the Registrant and GPC Biotech, dated as of April 14, 2005, as amended		Form S-1 (Exhibit 10.2)	1/29/10	333-164574

Loan Agreements
10.3.1	Loan and Security Agreement by and among the Registrant, General Electric Capital Corporation as Agent, the Lenders and the Guarantors, dated as of February 10, 2012		Form 8-K (Exhibit 10.1)	2/16/12	001-33827
10.3.2	First Amendment to Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated May 8, 2013		Form 8-K (Exhibit 10.1)	5/9/13	001-33827
10.4	Promissory Note issued by the Registrant to General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.2)	2/16/12	001-33827
10.5	Promissory Note issued by the Registrant to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.3)	2/16/12	001-33827
10.6	Pledge Agreement by and between the Registrant and General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.4)	2/16/12	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

Agreements with Respect to Collaborations, Licenses, Research and Development
10.7.1+	License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 11, 2009		Amendment No. 3 to Form S-1 (Exhibit 10.4)	8/31/10	333-164574
10.7.2+	First Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of February 3, 2010		Amendment No. 2 to Form S-1 (Exhibit 10.4.1)	3/12/10	333-164574
10.8.1+	Product License and Collaboration Agreement, Licensing Addendum No. 1 and Licensing Addendum No. 2 by and between the Registrant and ACS Biomarker B.V., dated as of May 4, 2007		Amendment No. 1 to Form S-1 (Exhibit 10.5)	2/12/10	333-164574
10.8.2+	Sublicense Agreement between the Registrant and ACS Biomarker B.V. dated July 11, 2012		Form 10-Q (Exhibit 10.2)	11/13/12	001-33827
10.9+	Strategic Agreement by and between the Registrant and Humana Inc., dated as of May 25, 2007, as amended May 12, 2008 and August 12, 2009		Amendment No. 1 to Form S-1 (Exhibit 10.6)	2/12/10	333-164574
10.10+	Participation Agreement by and between the Registrant and Philips Medical Systems Nederland B.V., dated as of December 22, 2006		Amendment No. 2 to Form S-1 (Exhibit 10.8)	3/12/10	333-164574
10.11.1+	Participation Agreement by and between the Registrant and AstraZeneca AB, dated as of November 24, 2006, as amended August 20, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.9)	3/12/10	333-164574
10.11.2+	Amendment to the Participation Agreement by and between the Registrant and AstraZeneca AB, dated November 23, 2010		Form 10-K (Exhibit 10.11.2)	3/30/12	001-33827
10.12.1+	Participation Agreement by and between the Registrant and Merck & Co., Inc., dated as of July 28, 2006, as amended October 10, 2006 and June 14, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.10)	3/12/10	333-164574
10.12.2+	Amendment to the Participation Agreement by and between the Registrant and Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), dated as of May 28, 2010		Form 10-K (Exhibit 10.12.2)	3/30/12	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.13+	Participation Agreement by and between the Registrant and Abbott Laboratories, dated as of March 28, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.11)	3/12/10	333-164574
10.14.1	Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of March 31, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.12)	3/12/10	333-164574
10.14.2+	Amendment to the Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of January 5, 2011		Form 10-K (Exhibit 10.14.2)	3/30/12	001-33827
10.15+	Supply Agreement by and between the Registrant and Corgenix Medical Corporation, dated as of March 20, 2009		Amendment No. 2 to Form S-1 (Exhibit 10.13)	3/12/10	333-164574
10.16+	License and Supply Agreement by and between the Registrant and Laboratory Corporation of America Holdings, dated as of May 13, 2010		Amendment No. 3 to Form S-1 (Exhibit 10.14)	8/31/10	333-164574
10.17+	License and Distribution Agreement by and between the Registrant and Inverness Medical Innovations, Inc. (predecessor to Alere Inc.), dated as of March 19, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.15)	11/8/10	333-164574
10.18+	License and Distribution Agreement by and between the Registrant and bioMérieux SA, dated as of May 29, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.16)	11/8/10	333-164574
10.19+	License and Distribution Agreement by and between the Registrant and Siemens Healthcare Diagnostics Inc., dated as of December 14, 2010		Amendment No. 9 to Form S-1 (Exhibit 10.17)	2/3/11	333-164574
10.20+	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011		Amendment No. 1 to Form 10-Q (Exhibit 10.1)	10/4/11	001-33827

Agreements with Executive Officers
10.21*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Pieter Muntendam, dated as of August 1, 2007		Form S-1 (Exhibit 10.11)	1/29/10	333-164574
10.22*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Neal Gordon, dated as of December 22, 2008		Form S-1 (Exhibit 10.12)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.23*	Amended and Restated Cash Severance Agreement by and between the Registrant and Aram Adourian, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.23)	11/8/10	333-164574
10.24*	Amended and Restated Cash Severance Agreement by and between the Registrant and Anastasia Rader, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.24)	11/8/10	333-164574
10.25*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers		Amendment No. 3 to Form S-1 (Exhibit 10.21)	8/31/10	333-164574
10.26*	Severance Agreement and Release by and between the Registrant and William Densel, dated as of March 26, 2013		Form 10-Q (Exhibit 10.1)	5/10/13	001-33827
10.27*	Severance Agreement and Release by and between the Registrant and Neal Gordon, effective as of January 10, 2013		Form 10-K (Exhibit10.33)	3/18/13	001-33827
10.28*	Consulting Agreement by and between the Registrant and Neal Gordon, effective as of January 1, 2013		Form 10-K (Exhibit10.34)	3/18/13	001-33827
10.29*	Side Letter Agreement by and between the Registrant and Aram Adourian, effective as of October 4, 2012		Form 10-K (Exhibit10.35)	3/18/13	001-33827
10.30*	Separation and Release Agreement by and between the Registrant and Charles H. Abdalian, Jr., effective as of November 13, 2013		Form 10-K (Exhibit 10.30)	3/27/14	001-33827
10.31*	Salary Modification Agreement by and between the Registrant and Anastasia Rader, effective as of January 7, 2013		Form 10-K (Exhibit10.37)	3/18/13	001-33827
10.32*	Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013		Form 10-Q (Exhibit 10.4)	8/9/13	001-33827
10.32.1*	First Amendment to Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 14, 2014	X
10.32.2*	Second Amendment to Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated January 1, 2015	X
10.33*	Employment Agreement by and between the Registrant and Stephen P. Hall, dated November 13, 2013		Form 10-K (Exhibit 10.33)	3/27/14	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.33.1*	First Amendment to Employment Agreement by and between the Registrant and Stephen P. Hall, dated January 1, 2015	X

Equity Compensation Plans
10.34*	2001 Stock Option and Incentive Plan, as amended		Form S-1 (Exhibit 10.15)	1/29/10	333-164574
10.35*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.16)	1/29/10	333-164574
10.36*	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.17)	1/29/10	333-164574
10.37*	Non-Qualified Stock Option Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013		Form 10-Q (Exhibit 10.5)	8/9/13	001-33827
10.38*	2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.25)	8/31/10	333-164574
10.39*	Form of Stock Option Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.26)	8/31/10	333-164574
10.40*	Form of Restricted Stock Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.27)	8/31/10	333-164574
10.41*	2010 Employee Stock Purchase Plan		Amendment No. 3 to Form S-1 (Exhibit 10.28)	8/31/10	333-164574
10.42*	Non-Employee Director Compensation Policy		Form 10-K (Exhibit 10.36)	3/30/12	001-33827

Agreements with Investors
10.43	Common Stock Purchase Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 10.1)	1/24/13	001-33827

Other Exhibits
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/27/14	001-33827
23.1	Consent of Independent Registered Public Accounting Firm	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements Stockholders’ (Deficit) Equity for the Years Ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012, and (vi) Notes to Consolidated Financial Statements.	X

(*)	Management contract or compensatory plan or arrangement.

(+)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG MEDICINE, INC.

Date: March 31, 2015	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Paul R. Sohmer Paul R. Sohmer, M.D.	President and Chief Executive Officer and Director (principal executive officer)	March 31, 2015

By:	/s/ Stephen P. Hall Stephen P. Hall	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 31, 2015

By:	/s/ Noubar B. Afeyan, Ph.D. Noubar B. Afeyan, Ph.D.	Director	March 31, 2015

By:	/s/ Harrison Bains Harrison M. Bains	Director	March 31, 2015

By:	/s/ Stéphane Bancel Stéphane Bancel	Chairman of the Board of Directors	March 31, 2015

By:	/s/ Timothy Harris, Ph.D., D.Sc. Timothy Harris, Ph.D., D.Sc.	Director	March 31, 2015

By:	/s/ Stelios Papadopoulos, Ph.D. Stelios Papadopoulos, Ph.D.	Director	March 31, 2015

By:	/s/ Brian Posner Brian Posner	Director	March 31, 2015

BG Medicine, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BG Medicine, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of BG Medicine, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BG Medicine, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, recurring cash used in operating activities and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 31, 2015

BG Medicine, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$4,123	$7,751
Accounts receivable	174	319
Inventory	400	459
Prepaid expenses and other current assets	154	306

Total current assets	4,851	8,835

Property and equipment, net	117	192
Intangible assets, net	135	192
Deposits and other assets	126	134

Total assets	$5,229	$9,353

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Term loan, current portion	2,960	4,353
Accounts payable	695	965
Accrued expenses	906	1,993
Other current liabilities	18	39

Total current liabilities	4,579	7,350

Term loan, net of current portion	-	2,961
Other liabilities	93	111

Total liabilities	4,672	10,422

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Common stock; $.001 par value; 100,000,000 shares authorized at December 31, 2014 and December 31, 2013; 34,531,238 and 27,936,222 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	34	28
Additional paid-in capital	161,525	151,841
Accumulated deficit	(161,002)	(152,938)

Total stockholders’ equity (deficit)	557	(1,069)

Total liabilities and stockholders’ equity (deficit)	$5,229	$9,353

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)

Revenues:
Product revenues	$2,787	$3,683	$2,570
Service revenues	-	390	245

Total revenues	2,787	4,073	2,815

Costs and operating expenses:
Product costs	956	1,247	841
Service costs	—	142	116
Research and development	2,393	3,735	7,582
Selling and marketing	2,293	6,193	9,451
General and administrative	4,507	7,130	7,553

Total costs and operating expenses	10,149	18,447	25,543

Loss from operations	(7,362)	(14,374)	(22,728)
Non-cash consideration associated with stock purchase agreement	-	(329)	-
Interest income	2	15	22
Interest expense	(728)	(1,168)	(1,083)
Other income (expense)	24	7	20

Net loss	(8,064)	(15,849)	(23,769)

Net loss per share – basic and diluted	$(0.25)	$(0.58)	$(1.18)

Weighted-average common shares outstanding used in computing per share amounts – basic and diluted	32,703,220	27,212,837	20,215,956

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
At January 1, 2012	-	$-	19,966,034	$20	$134,192	$(113,320)	$20,892

Net loss	-	-	-	-	-	(23,769)	(23,769)
Issuance of common stock upon exercise of warrants, net	-	-	47,476	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	477,158	1	542	-	543
Issuance of common stock under employee stock purchase plan	-	-	21,952	-	43	-	43
Issuance of warrants	-	-	-	-	240	-	240
Issuance of common stock in lieu of bonus	-	-	2,778	-	22	-	22
Stock-based compensation	-	-	-	-	2,338	-	2,338

At December 31, 2012	-	-	20,515,398	21	137,377	(137,089)	309

Net loss	-	-	-	-	-	(15,849)	(15,849)

Issuance of shares upon public offering, net of offering costs of approximately $1.0 million	-	-	6,900,000	7	12,762	-	12,769
Issuance of shares under stock purchase agreement	-	-	132,743	-	329	-	329
Issuance of common stock upon exercise of warrants, net	-	-	326,860	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	30,135	-	27	-	27
Issuance of common stock under employee stock purchase plan	-	-	31,086	-	22	-	22
Issuance of warrants	-	-	-	-	163	-	163
Stock-based compensation	-	-	-	-	1,161	-	1,161

At December 31, 2013	-	-	27,936,222	28	151,841	(152,938)	(1,069)

Net loss	-	-	-	-	-	(8,064)	(8,064)
Issuance of shares upon public offering, net of offering costs of approximately $0.2 million	-	-	6,452,000	6	8,989	-	8,995
Issuance of common stock upon exercise of warrants, net	-	-	113,989	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	24,027	-	22	-	22
Issuance of common stock under employee stock purchase plan	-	-	5,000	-	2	-	2
Stock-based compensation	-	-	-	-	671	-	671

At December 31, 2014	-	$-	34,531,238	$34	$161,525	$(161,002)	$557

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(8,064)	$(15,849)	$(23,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	131	165	273
Impairment of intangible asset	-	105	-
Stock-based compensation	671	1,161	2,338
Non-cash interest expense	222	221	188
Non-cash consideration associated with stock purchase agreement	-	329	-
Gain on sale of property and equipment	-	(53)	-
Stock issued in lieu of bonus	-	-	22
Changes in operating assets and liabilities
Restricted cash	-	390	175
Accounts receivable	145	76	(280)
Inventory	59	(12)	(235)
Prepaid expenses and other assets	109	214	110
Accounts payable, accrued expenses and other liabilities	(1,401)	(1,650)	802
Deferred revenue and customer deposits	(39)	(385)	(957)

Net cash flows used in operating activities	(8,167)	(15,288)	(21,333)

Cash flows from investing activities
Purchases of property and equipment	-	(132)	(85)
Proceeds from the sale of property and equipment	-	100	-

Net cash flows used in investing activities	-	(32)	(85)

Cash flows from financing activities
Proceeds from public offering	9,238	13,058	-
Proceeds from issuance of term loan	-	-	10,000
Payments on term loan	(4,480)	(2,533)	-
Costs related to public offering	(243)	(289)	-
Costs related to term loan issuance	-	-	(256)
Proceeds from ESPP purchase	2	22	43
Proceeds from the exercise of stock options	22	27	543

Net cash flows provided by financing activities	4,539	10,285	10,330

Net decrease in cash and cash equivalents	(3,628)	(5,035)	(11,088)

Cash and cash equivalents, beginning of year	7,751	12,786	23,874

Cash and cash equivalents, end of year	$4,123	$7,751	$12,786

Supplemental disclosure of cash flow information

Cash paid for interest	$506	$863	$763

Supplemental disclosure of non-cash activities

Issuance of common stock warrants	-	163	240
Deferred rental expense for equipment exchange	-	-	20

The accompanying notes are an integral part of these consolidated financial statements.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.	Description of Business and Basis of Presentation

Description of Business

BG Medicine, Inc. (“BG Medicine” or the “Company”) is a commercial stage company that is focused on the development and delivery of diagnostic solutions to aid in the clinical management of heart failure and related disorders. The Company’s BGM Galectin-3® Test is an in vitro diagnostic device that quantitatively measures galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of chronic heart failure. The BGM Galectin-3® Test is cleared by the U.S. Food and Drug Administration (the “FDA”), is CE-marked and is currently available as a blood test in the United States and the European Union (“EU”). The Company is currently focused on preparing for the anticipated U.S. market introduction of galectin-3 automated testing by its automated diagnostic instrument manufacturing partners by providing support to clinical research studies that seek to affirm the potential clinical utility and impact of galectin-3 testing in heart failure and related disorders, by expanding our BGM Galectin-3 Test’s indication for use and by continuing to support and promote the publication of the results of clinical research studies.

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

At December 31, 2014, the Company had cash totaling $4.1 million, an outstanding balance of $3.0 million under a secured term loan facility, and stockholders’ equity of $0.6 million. During the year ended December 31, 2014, the Company incurred a net loss totaling $8.1 million and used cash in operating activities totaling $8.2 million. The Company expects to continue to incur losses and use cash in operating activities in 2015 and beyond.

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

Effective January 1, 2014, the payment rate at which the Company’s BGM Galectin-3 Test is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”), was increased to $30.01 from $17.80 per test. The Company is in the early stages of commercializing its BGM Galectin-3 Test. In 2015, the national limitation amount for the Company’s BGM Galectin-3 Test was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply. The Company has entered into licensing and commercialization agreements with four leading diagnostic instrument manufacturers to develop and commercialize automated instrument versions of its galectin-3 test.

Since September 11, 2014, the Company implemented a reduction of approximately 68% of its workforce, or 15 people (the “Restructuring”), leaving 7 employees. The Company took this step in order to reduce

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

its operating expenses and extend its cash runway in anticipation of the commercial launch of automated versions of the Company’s galectin-3 test. The automated galectin-3 tests are being developed and commercialized by the Company’s diagnostic instrument manufacturing partners and will be performed on the partners’ automated platforms.

The Restructuring primarily eliminated the Company’s sales and marketing organization and removed certain positions in other functional areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by providing support to clinical research studies that have incorporated our BGM Galectin-3 Test and by expanding the BGM Galectin-3 Test’s labeling indications for use through additional clinical studies and clearances by the FDA.

Employees affected by the Restructuring were notified on September 11, 2014 and were provided with severance arrangements including outplacement assistance. As a result of the Restructuring, the Company recorded total one-time charges with respect to severance payments and benefits continuation of approximately $404,000 in the third quarter of 2014, of which, $128,000, $114,000 and $162,000 was recorded in research and development, sales and marketing and general and administrative expense, respectively. The Company paid approximately $277,000 of such expenses during the third and fourth quarters of 2014 and paid the remaining $127,000, included in accrued expenses, during the first quarter of 2015. As a result of the Restructuring, the Company estimates it will generate annualized expense savings of approximately $1.9 million primarily from savings in employee salaries and benefits.

As further described in Note 8, the Company has a term loan facility that is secured by substantially all of the Company’s assets. The loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, the occurrence of a material adverse effect which could cause the lender to accelerate the payments by the Company under the term loan. As of March 27, 2015, the Company had approximately $1.7 million in cash and $1.9 million outstanding under the term loan, having made payments totaling approximately $1.1 million during the first three months of 2015.

The Company believes that its existing cash will be sufficient to fund its operations and service its debt through May 2015. Until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations and service its existing debt. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to it. On November 13, 2014, the Company announced that it had retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include, among others, possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and from operations, recurring cash used in operating activities, and accumulated deficit raise substantial doubt regarding its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Restricted Cash

Restricted cash was used solely to fund the research and development efforts under the High Risk Plaque Initiative Program (HRP) (Note 15). The Company has reported the changes in restricted cash as an operating activity in the statements of cash flows as a result of the Company receiving cash in prepayment of planned expenditures that was restricted for funding HRP expenses. At December 31, 2013, the HRP initiative had met its goals and all funding from the participating companies had been applied to initiative expenses, with no restricted cash remaining.

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

The Company has one customer which generated 80%, 74% and 81% of its product revenues in 2014, 2013 and 2012, respectively. That same customer represented 78% and 56% of its accounts receivable at December 31, 2014 and 2013, respectively.

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following at December 31:

(in thousands)	2014	2013

Raw materials	$64	$107
Finished goods	336	352

Total inventories	$400	$459

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

Service Revenues

Service revenues are primarily attributable to the activities from the HRP initiative, for which all revenue has been recorded as of December 31, 2013. The Company did not record service revenues in 2014 and does not expect to record service revenues in 2015 or beyond.

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

Revenue generated from collaborations and initiatives, such as the HRP initiative described in Note 15, includes revenue from research services and technology licensing agreements. Under these arrangements, the Company is contractually obligated to provide research services and project oversight and administration. The rights to the results of the research, including any intellectual property developed, are licensed to all the members of the collaboration at the inception of the arrangement. The Company has accounted for all deliverables, which include the research services, oversight and administration and the rights to the intellectual property developed, as a single unit of accounting as there is no stand-alone value

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

to the individual elements. The Company considers the terms and conditions of each agreement and recognizes revenues based upon a proportional performance methodology. This methodology involves recognizing revenue over the term of the agreement, as underlying research costs are incurred, and measured on the basis of input measures such as labor or instrument hours expended. The Company believes that these input measures approximate the output measures as the costs incurred are directly proportional to the services that are being provided. The Company makes adjustments, if necessary, to the estimates used in its calculations as work progresses and as such changes are known. The principal costs under these agreements are for personnel and instrumentation expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from the Company’s estimates.

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

Service Costs

Service costs consist primarily of expenses incurred in connection with the collaborative research and development agreements and biomarker discovery and analysis services agreements. Expenses include outside services and internal personnel costs, laboratory consumables, license fees and overhead expenses related to providing these services. The majority of the cost of service revenue in the periods presented was incurred in connection with the HRP initiative discussed in Note 15.

Research and Development Costs

Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods and services used in research and development are recognized as expenses as the related goods are delivered or services are performed. Research and development costs include labor, materials and supplies and overhead.

Intangible Assets and Long Lived Assets

The only intangible asset recognized at December 31, 2014 and 2013 relates to the cost of completed technology acquired for use in connection with the Company’s development of the galectin-3 test and certain other technologies. The assigned life is 10 years, which contemplates a three to five year phase of development of the diagnostic test followed by the expected commercial life of the test. Amortization of this asset has been recorded within research and development expense for all periods presented.

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

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

The following table summarizes the computation of basic and diluted net loss per share applicable to common stockholders for the years ended December 31:

	2014	2013	2012
	(in thousands, except share and per share data)
Net loss	$(8,064)	$(15,849)	$(23,769)

Weighted average number of common shares outstanding - basic and diluted	32,703,220	27,212,837	20,215,956
Net loss per share - basic and diluted	$(0.25)	$(0.58)	$(1.18)

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	2014	2013	2012
Options to purchase common stock	3,322,830	2,597,269	2,784,933
Warrants to purchase common stock	745,749	864,555	1,086,343

Total	4,068,579	3,461,824	3,871,276

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company has reviewed ASU 2014-15 and does not currently expect the standard to have an impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing accounting standards for revenue recognition and creates a single framework. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services and specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance is effective for the Company’s fiscal year that begins on January 1, 2017 and interim periods within that fiscal year, and early adoption is prohibited. ASU 2014-09 requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its consolidated financial statements and the related disclosures, as well as the available transition methods.

3.	Fair Value of Financial Instruments

At December 31, 2014 and 2013, the Company’s financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

The carrying amount of the long term debt was considered a reasonable estimate of fair value because the Company’s effective interest rate is near current market rates for instruments with similar characteristics.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

4.	Property and Equipment

Property and equipment consist of the following as of December 31:

	Estimated Useful Life	2014	2013

		(in thousands)

Computer equipment and software	3 years	$411	$527
Laboratory equipment	3-5 years	164	164
Office furniture	5 years	147	147
Leasehold improvements	4 years	29	29

		751	867
Less: Accumulated depreciation		(634)	(675)

Property and equipment, net		$117	$192

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $74,000, $92,000 and $189,000, respectively.

5.	Intangible Assets

Intangible assets with an original cost of $750,000 are comprised of a completed technology that was obtained under a perpetual license (Note 14). In 2013, the Company abandoned one of the licensed patents included in this completed technology, with an original cost of $250,000 resulting in an impairment charge of $105,000. The remaining assets are being amortized over their economic lives, a weighted-average amortization period of 8.7 years. Accumulated amortization totaled $365,000 and $308,000 at December 31, 2014 and 2013, respectively. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $57,000, $75,000 and $84,000, respectively. The amortization expense for the next 2 years is expected to approximate $58,000 annually and amortization expense in the final year is expected to approximate $20,000.

6.	Accrued Expenses

Accrued expenses at December 31 consist of:

	2014	2013

	(in thousands)
Consulting and professional service fees	$431	$449
Accrued interest expense	222	179
Employee compensation and related costs	149	300
Contract research and development	42	763
Other	62	302

Total accrued expenses	$906	$1,993

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

7.	Income Taxes

The tax benefit arising from the Company’s net losses has been offset by increases in the valuation allowance. Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2014, 2013 and 2012. Components of the net deferred tax asset at December 31, 2014 and 2013 are as follows:

	2014	2013

	(in thousands)
Net operating loss carryforwards	$48,113	$46,111
Tax credit carryforwards	3,128	3,024
Capitalized research and development costs	1,749	2,369
Deferred revenue	-	8
Non-qualified employee stock options	931	864
Other temporary differences	270	239

	54,191	52,615
Valuation allowance	(54,191)	(52,615)

Net deferred tax asset	$-	$-

At December 31, 2014, the Company had available federal net operating loss carryforwards of $129,009,000 that expire at various dates through 2034. The gross deferred tax asset reflected for federal net operating losses excludes excess benefits related to the exercise of stock options of $1,463,000 that, when utilized, will be recorded through additional paid in capital. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2014 and 2013 since it is more likely than not that these future tax benefits will not be realized. During 2014, 2013 and 2012, the valuation allowance increased by approximately $1,576,000, $3,262,000, and $8,824,000 respectively.

At December 31, 2014, the Company had federal and state research and development credit carryforwards of $2,123,000 and $1,488,000, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2034. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2008 through 2014 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States and Massachusetts, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits within the provision for income taxes. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Services (“IRS”) and state tax authorities. Net operating losses and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in the future years. The Company has not performed a full comprehensive Section 382 study to determine any potential loss limitation with regards to the net operating loss carryforwards and tax credits in the U.S.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements at December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	3.22%	4.47%	4.38%
Book compensation related to stock options	(1.65)%	(5.45)%	(0.76)%
Change in income tax liability	(3.45)%	(5.46)%	(1.96)%
Permanent differences	(4.54)%	(6.74)%	0.50%
Other	7.06%	0.98%	0.45%
Expired Attributes	(15.10)%	(1.05)%	-%
Increase in valuation allowance	(19.54)%	(20.75)%	(36.61)%

Effective tax rate	0%	0%	0%

8.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction, funded with a financial institution which is an affiliate of an investor of the Company’s common stock. The affiliate owns approximately 4% of our common stock at December 31, 2014.

The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at December 31, 2014 and 2013 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity at August 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, non-payment of principal and interest when due, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement).

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Warrants related to the Term Loan

In connection with the loan facility, the Company initially issued to the lenders warrants to purchase 36,657 shares of its common stock with an exercise price of $6.82 per share. The warrants expire ten years from the date of issuance. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $8.51 per share; volatility of 70%; no dividend yield; risk free interest rate of 1.96%; and an expected life of ten years. The relative fair value of the warrants, aggregating $240,000, has been accounted for as a debt discount and is being recognized as interest expense over the term of the loan using the effective interest method. These warrants have been classified as equity instruments and are included within additional paid-in capital. As part of the May 2013 amendment to the loan and security agreement, the number of shares for which the warrants were exercisable increased by 110,401 shares and the exercise price of the warrants was adjusted to $1.70 per share. At the loan modification date, the Company valued both the amended and the original warrants using the Black-Scholes option pricing model and recorded the incremental value of the amended warrants as additional debt discount in the amount of $163,000, which is being recognized as additional interest expense over the remaining term of the loan using the effective interest method.

At December 31, 2014, the Company had $3.0 million outstanding under the term loan and an unamortized debt discount of $26,000. Monthly debt payments of $0.37 million each are due in 2015 with the final payment due on August 1, 2015.

9.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expires on June 7, 2015. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement, including a closing floor price of $1.00 per share required by the Purchase Agreement. The Company’s stock price closed at $0.46 on December 31, 2014, and has closed near and below the $1.00 floor price during 2014. Unless the price of our common stock closes at or above the $1.00 closing floor price we will not have access to this facility. The Company has not yet sold any shares under the Purchase Agreement, which expires on June 7, 2015.

Over the term of the Purchase Agreement, assuming the Company’s common stock closes above the $1.00 floor price that is required to use the facility, the Company has two ways to elect to sell common stock to Aspire on any business day the Company selects: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of the Company’s common stock prior to the time of each sale, and

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

The Company also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that the Company maintain the effectiveness of the Company’s registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

10.	Follow-on Public Offerings

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

11.	Stock-Based Compensation

Stock Options

The Company’s 2010 Employee, Director and Consultant Stock Plan (the “2010 Stock Plan”) became effective in February 2011, upon the closing of the initial public offering and will expire in August 2020. Under the 2010 Stock Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. The Company’s 2001 Stock Option and Incentive Plan (the “2001 Stock Plan”) was terminated in February 2011 effective upon the completion of the Company’s initial public offering. At December 31, 2014, there were options to purchase 330,708 shares of common stock outstanding under the 2001 Stock Plan and no further options will be granted under the 2001 Stock Plan. In addition to options outstanding under the 2010 Stock Plan and the 2001 Stock Plan, the Company has issued options to purchase 700,000 shares of common stock outside of the Company’s stockholder-approved equity plans as an inducement for the Company’s President & Chief Executive Officer’s employment with the Company, all of which were outstanding at December 31, 2014.

As of December 31, 2014, there were 2,549,949 shares of the Company’s common stock reserved under the 2010 Stock Plan. In addition, the 2010 Stock Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012. At December 31, 2014, there were options to 255,049 shares of common stock available for issuance and options to purchase 2,292,122 shares of common stock outstanding under the 2010 Stock Plan. In addition, during 2012, 2,778 shares of common stock were issued in lieu of bonus under the 2010 Stock Plan. Options granted under the 2010 Plan have a term of ten years. Vesting of options under the 2010 Stock Plan is determined by the compensation committee or the board of directors, but is generally a four-year term.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.62% - 2.09%	0.68% - 1.90%	0.81% - 1.41%
Expected dividend yield	0%	0%	0%
Expected life	5.50 – 7.00 years	5.10 – 6.69 years	5.0 – 7.0 years
Expected volatility	64%-69%	66%-72%	69%-73%
Weighted-average grant date fair value	$0.71	$0.94	$3.24

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

The following table summarizes information about stock options activity during 2014:

	Number of shares	Weighted- average exercise price	Weighted - average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2014	2,597,269	$3.48
Granted	711,330	1.14
Exercised	(24,027)	0.90
Forfeited	(905,869)	2.79
Expired	(57,773)	0.93

Outstanding, December 31, 2014	2,320,930	$3.13	7.51	$-

Exercisable, December 31, 2014	1,158,465	$4.72
Vested and expected to vest, December 31, 2014	2,320,930	$3.13	7.51	$-

During 2014, 2013 and 2012, the Company received $22,000, $27,000 and $543,000 upon exercise of stock options. The intrinsic value of the options exercised in 2014, 2013 and 2012 was $9,000, $42,000 and $2,171,000, respectively. Unrecognized compensation expense related to unvested awards as of December 31, 2014 was approximately $937,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.2 years.

Restricted Stock Units

In October 2014, the Company granted retention restricted stock units to its remaining employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the vesting period. The restricted stock units vest through the passage of time and are accelerated in the event of termination without cause or a change in

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

control. The restricted stock units are forfeited upon an employee’s voluntary termination of employment. The fair value of the award at the time of the grant is expensed on a straight line basis over the vesting period, which is approximately 1.5 years. These awards were granted under the Company’s 2010 Plan.

The following table summarizes restricted stock award activity for the year ended December 31, 2014:

	Number of shares	Weighted - average grant date fair value
Nonvested, January 1, 2014	-
Granted	1,020,500	$0.42
Forfeited	(18,600)	0.47
Nonvested, December 31, 2014	1,001,900	$0.42

The total compensation expense recognized during 2014 was $55,000. As of December 31, 2014, there was $362,000 of total unrecognized compensation cost, net of forfeitures, related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average remaining period of 1.2 years.

Employee Stock Purchase Plan

In August 2010, the Board of Directors approved the 2010 Employee Stock Purchase Plan (the “ESPP”) and the Company’s stockholders approved the plan in November 2010. The ESPP became effective in February 2011 upon the closing of the Company’s initial public offering. The ESPP provides employees with an opportunity to purchase the Company’s common stock at a 15% discount. As of December 31, 2014, there are 254,994 shares of common stock authorized for issuance under the ESPP. In addition, the ESPP contains an “evergreen” provision, which allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the plan on the first day of each fiscal year during the period beginning in fiscal year 2012.

The ESPP allows eligible employees to purchase the Company’s stock at the lower of 85% of the fair market value of the shares on the offering date or the exercise date. For the years ended December 31, 2014, 2013 and 2012, 5,000, 31,086 and 21,952 shares, respectively, were issued under the ESPP. At December 31, 2014, there were 192,196 shares available for issuance under the ESPP.

Total stock compensation expense for stock options and the ESPP has been recognized in the statement of operations as follows for the years ended December 31:

	2014	2013	2012
	(in thousands)

Research and development expense	$260	$186	$398
Selling and marketing expense	57	5	282
General and administrative expense	354	970	1,658

Total stock compensation expense	$671	$1,161	$2,338

At December 31, 2014, 3,770,075 shares of common stock were available for future issuance under the Company’s stock plans.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

12.	Warrants

At December 31, 2014, the Company had warrants to purchase 745,749 shares of common stock outstanding. All warrants have a contractual term of ten years from the date of issuance and may be net share-settled at the option of the warrant holder.

The following is a summary of activity for common stock warrants for the year ended December 31, 2014:

	Common stock warrants	Weighted- average exercise price
Outstanding, January 1, 2014	864,555	$1.04
Granted	-	-
Exercised	(118,806)	0.02

Outstanding, December 31, 2014	745,749	$1.20

All exercises of common stock warrants for the year ended December 31, 2014 were cashless and resulted in the issuance of an aggregate of 113,989 shares of common stock.

The following is a summary of all outstanding common stock warrants as of December 31, 2014:

Warrants outstanding	Weighted-average exercise price	Expiration date
299,781	$0.03	2015
92,920	$0.13	2016
3,870	$5.35	2017
60,201	$0.02	2018
86,538	$0.02	2020
55,381	$10.83	2021
147,058	$1.70	2022

745,749

13.	Commitments and Contingencies

Operating Leases

The Company has entered into a non-cancelable operating lease for office facilities located in Waltham, Massachusetts through December 2018, with a renewal option of five years. The Company has also entered into various operating lease agreements for laboratory, computer and office equipment. Rent expense under these operating leases totaled $368,000, $594,000 and $821,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Future minimum payments under the Company’s operating leases at December 31, 2014, are as follows:

Year	Operating lease obligations
(in thousands)
2015	$383
2016	388
2017	394
2018	377

Total minimum lease payments	$1,542

Employment Agreements

The Company has entered into agreements with certain members of its senior management. The terms of these agreements include non-compete and nondisclosure provisions as well as provide for defined severance payments and acceleration of vesting of share based awards.

Other Commitments

The Company may be subject to product liability claims that are inherent in the testing, production, marketing and sale of diagnostic tests, for which the Company currently maintains limited product liability insurance. At December 31, 2014, the Company was not aware of any product liability claims with respect to the Company’s diagnostic tests.

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

No amounts related to contingencies are accrued at December 31, 2014

14.	Licensing Agreements

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

As consideration for the sublicense, the Company was required to pay ACS Biomarker an upfront payment and milestone payments as well as royalty prepayments to the extent that the Company achieves specified development and regulatory milestones. Additionally, the Company is obligated to pay ACS Biomarker royalties on any net sales, together with a percentage of any sublicense revenue, from its galectin-3 tests and any other products that the Company develops using the licensed intellectual property. Through

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

December 31, 2014, the Company has paid ACS Biomarker a total of $1.0 million in up-front, milestone and royalty prepayments. Payments of $750,000 were capitalized as an intangible asset. The intangible asset is being amortized over the economic life of the intellectual property (Note 5). Royalty prepayments of $250,000 were capitalized as a prepaid expense and are being amortized as sales of the BGM Galectin-3 Test are recorded. At December 31, 2014, there was $51,000 of royalty prepayments remaining to be amortized.

15.	HRP Initiative

In 2006, the Company initiated and lead the HRP initiative for atherothrombotic cardiovascular disease. The HRP initiative consisted of a series of pre-competitive, multi-party research and development projects, which were administered and coordinated by the Company pursuant to participation agreements with Abbott Pharmaceuticals, AstraZeneca, Merck & Co., Inc., Royal Philips Electronics, and Takeda Pharmaceuticals. Since the inception of the HRP initiative, these participating companies supported the research and development projects by providing approximately $26.6 million in funding. The overall goals of the HRP initiative were to advance the understanding, recognition and management of atherothrombotic cardiovascular disease; to provide a roadmap for the development and registration of screening, diagnostic and therapeutic interventions for high-risk plaque; and to promote the use of these interventions by patients, pharmaceutical companies and third-party payers.

The HRP initiative was governed by a joint steering committee (“JSC”), which was comprised of designees from the participating companies, and was led by a scientific program board consisting of academic experts in the cardiovascular field, who advised the JSC and assisted in the design of research protocols. The JSC was responsible for overseeing the conduct and progress of the HRP initiative, including finalizing and approving program activities, program and activity budgets, external communications, patent filings, third-party licensing and commercialization of data and rights under the HRP initiative. The Company functioned as the coordinator and administrator for the HRP initiative, and the Company owns any inventions and data that were conceived in the conduct of the HRP initiative. The Company granted each participating company a non-exclusive, perpetual, royalty-free license to all such inventions and data for any and all uses. Each participation agreement expired upon the earlier of the completion of the HRP initiative or the fifth anniversary of such agreement, unless otherwise terminated.

The HRP initiative has met its goals and no additional research projects will be initiated nor is additional funding expected from the participating companies.

HRP initiative revenues recognized during the years ended December 31, 2014, 2013 and 2012 totaled $0, $390,000 and $235,000, respectively. At December 31, 2013, all funding from the participating companies had been applied to the expenses related to the HRP initiative and no restricted cash or deferred revenue remained to be spent or recognized.

16.	401(k) Savings Plan

In October 2001, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. In April 2012, the Company amended the plan to include an employer match of 50% up to 3% of eligible compensation. During the years ended December 31, 2014 and 2013, the Company has expensed $21,000 and $32,000 for the employer match contribution, respectively.

BG Medicine, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

17.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarterly Results for the Year Ended December 31, 2014
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenues	$739	$799	$695	$554
Total costs and operating expenses	2,686	2,770	2,928	1,765
Net loss	(2,179)	(2,169)	(2,397)	(1,319)
Basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.07)	$(0.04)

	Quarterly Results for the Year Ended December 31, 2013
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)

Revenues	$888	$1,006	$1,030	$1,149
Total costs and operating expenses	5,689	5,555	4,393	2,810
Net loss	(5,412)	(4,837)	(3,665)	(1,935)
Basic and diluted loss per common share	$(0.21)	$(0.18)	$(0.13)	$(0.06)