Form 10-K/A
period 2014-12-31
BG Medicine, Inc.
filed 2015-04-30
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends BG Medicine, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on March 31, 2015, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing and to correct a typographical error in the certifications pursuant to Section 906. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to BG Medicine, Inc. and its subsidiary.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our restated certificate of incorporation and restated bylaws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term.

Set forth below are the names of our directors, their ages as of April 1, 2015, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is set forth below.

Name	Age	Position

Noubar Afeyan, Ph.D.(1)(2)	52	Director

Harrison M. Bains(3)	71	Director

Stéphane Bancel	42	Chairman of the Board

Timothy Harris, Ph.D., D.Sc.(3)	64	Director

Stelios Papadopoulos, Ph.D. (1)(2)(3)	66	Director

Paul R. Sohmer, M.D.	66	President, Chief Executive Officer and Director

(1)	Member of our Nominating and Governance Committee. Dr. Papadopoulos is the chairman of the committee.
(2)	Member of our Compensation Committee. Dr. Afeyan is the chairman of the committee.
(3)	Member of our Audit Committee. Mr. Bains is the chairman of the committee.

Noubar Afeyan, Ph.D. is a founder and has served on our Board of Directors since our inception in 2000. Dr. Afeyan is founder, Senior Managing Partner and Chief Executive Officer of Flagship Ventures, an early stage venture capital firm founded in 2000. Prior to founding Flagship Ventures in 2000, Dr. Afeyan participated in co-founding and helping launch the following ventures: PerSeptive Biosystems, ChemGenics Pharmaceuticals, EXACT Sciences, Agenus, Color Kinetics and Celera Genomics. Dr. Afeyan was Chief Executive Officer of PerSeptive Biosystems during its five years as a public company and until its merger with Perkin Elmer Corporation. During the past five years, Dr. Afeyan has served on the board of directors of Helicos BioSciences, BIND Therapeutics, Inc., Eleven Biotherapeutics, and a number of privately held companies. He earned his Ph.D. in biochemical engineering from the Massachusetts Institute of Technology (MIT) following a B.S. in chemical engineering from McGill University. Dr. Afeyan has authored numerous scientific publications and patents and is currently a Senior Lecturer at MIT in the Sloan School of Management. Our Board of Directors concluded that Dr. Afeyan should serve as a director as of the date of this filing because he is a technologist, entrepreneur and venture capitalist who has extensive experience founding, building, leading, investing in and growing life science companies. Dr. Afeyan has extensive experience taking companies public and evaluating and engaging corporate combination transactions. In addition, our Board of Directors values his experience serving on many private and public company boards, as well as several advisory boards, and his familiarity with a full range of corporate and governance matters.

Harrison M. Bains has served on our Board of Directors since June 2007. Since Mr. Bains retired in 2004, he has served on various boards of directors or trustees, as set forth below. From 1988 and until his retirement in 2004, Mr. Bains served in multiple roles at Bristol Myers Squibb Company, including Vice President, Treasurer and acting Chief Financial Officer. Mr. Bains’ career also includes serving as Senior Vice President of the Primary Industries Group at Chase Manhattan Bank in 1987 and 1988 and 11 years with RJR Nabisco and two of its predecessor companies as Senior Vice President and Treasurer. He currently serves as the chair of the audit committee of Cara Therapeutics, Inc., chair of the governance committee and previously served as the chair of the Mercer Funds, Inc. an investment company registered under the Investment Company Act of 1940, as amended, and is on the board of Bank of America Funds. He has served as a member of the board of trustees of the Park Avenue Armory since October 2007 and the Civil War Trust since September 2007. Mr. Bains earned an M.B.A. from the University of California, Berkeley and a B.A. in economics from the University of Redlands. He also completed the Advanced Management Program at Harvard Business School. Our Board of Directors concluded that Mr. Bains should serve as a director as of the date of this filing because Mr. Bains has extensive experience in corporate finance, accounting, governance and strategic planning for life science companies, informed most recently by his 16 years with global biopharmaceutical company, Bristol Myers Squibb.

Stéphane Bancel is the Chairman of our Board of Directors and has served on our Board of Directors since January 2010. Mr. Bancel served as our Executive Chairman from July 2011 to November 2013. Mr. Bancel currently serves as Chief Executive Officer of Moderna Therapeutics. Prior to joining Moderna Therapeutics, Mr. Bancel served as Chief Executive Officer of bioMérieux, a leader in the field of in vitro diagnostics for clinical and industrial applications, since January 2007, and prior to that, served as Vice President of Strategy from July 2006 to December 2006. From 2000 to 2006, Mr. Bancel worked for Eli Lilly and Company in the United States, Great Britain and Belgium, where he successively held the positions of Managing Director, Executive Director for Global Manufacturing Strategy, Global Supply Chain and U.S. Distribution, and Supply Chain Manager. From 1995 to 1998, Mr. Bancel worked with bioMérieux in Japan, where he managed the industrial microbiology business for the Asia-Pacific region. During the past five years, Mr. Bancel has served on the board of directors of Targanta Therapeutics Corp. and he currently serves on the board of directors of Moderna Therapeutics, Qiagen and Syros. Mr. Bancel is a graduate of the Ecole Centrale Paris Engineering School. He holds an M.S. in biochemical engineering from the University of Minnesota and an M.B.A. from Harvard Business School. Our Board of Directors concluded that Mr. Bancel should serve as a director as of the date of this filing because of Mr. Bancel’s experience in the diagnostics industry, managing international commercial organizations and in strategic planning. The Board also values his knowledge and experience of serving on other private and public company boards.

Timothy Harris, Ph.D., D.Sc., has served on our Board of Directors since April 2007. From June 2011 until March 2015, Dr. Harris served as the Senior Vice President of Translational Medicine at Biogen Idec. He is presently SVP Precision Medicine at Biogen. Dr. Harris was appointed the Director of the Advanced Technology Program at SAIC Frederick in January 2007 and served as Chief Technology Officer for SAIC Frederick from 2008 until June 2011. Prior to holding these positions, he served as the President and Chief Executive Officer of Novasite Pharmaceuticals Inc. from January 2005 to September 2006. Prior to that, he served as Chief Executive Officer for Structural GenomiX, Inc. (now part of Eli Lilly), a drug discovery and development company focused on innovative cancer therapeutics from 2003 to 2004 and as its President and Chief Executive Officer from 1999 to 2003. Dr. Harris started his career in Biotechnology in 1981 as a group leader in Molecular Biology at Celltech Group (now UCB Pharma) and from 1989 to 1993 was Director of Biotechnology at Glaxo Group Research in the U.K. From 1993 until 1999, Dr. Harris was Chief Scientific Officer and Vice President of Research and Development at Sequana Therapeutics Inc. in San Diego, which became Axys Pharmaceuticals, Inc. in 1998, and was subsequently acquired by Celera Genomics. Dr. Harris has served on the Board of Directors of Dendreon Corp, Origen Therapeutics, Inc. and Gyrasol Technologies and was Chairman of the Scientific Advisory Board of Bionomics Inc. in Australia. He currently serves on both the Scientific Advisory Board and Board of Directors of OpGen Inc. and is Chairman of the Scientific Advisory board of the Stratified Medicine Scotland Innovation Centre. (SMS-IC). Dr. Harris received his Ph.D. in Molecular Virology from the University of Birmingham, U.K. and received an honorary doctorate from that university in 2010. Our Board of Directors concluded that Dr. Harris should serve as a director as of the date of this filing because he has extensive experience managing and serving on the boards of directors of life science companies. In addition, he brings valuable management, scientific and technological expertise to us, as well as extensive knowledge of commercial operations.

Stelios Papadopoulos, Ph.D., has served on our Board of Directors since 2003. Since 2000, he has served as Chairman of Fondation Santé, a private charitable foundation whose mission is to provide support for research and education in the life sciences. Dr. Papadopoulos served as Vice Chairman of Cowen and Company, LLC from 2003 until 2006 and as Managing Director from 2000 until 2003. While at Cowen and Company, LLC, he worked as an investment banker focused on the biotech and pharmaceutical sectors. Prior to joining Cowen and Company, LLC, he worked as an investment banker at PaineWebber, Incorporated, from 1987 to 2000, where he was Chairman of PaineWebber Development Corp., a PaineWebber subsidiary focusing on biotechnology from 1996 to 2000. Dr. Papadopoulos is a co-founder and Chairman of the Board of Exelixis, Inc. Dr. Papadopoulos currently serves as chairman of the board of Regulus Therapeutics, Inc. and Biogen Inc. and he is a member of the board of directors of Joule Unlimited, Inc. During the past five years, he also served on the board of directors of Anadys Pharmaceuticals, Inc. (until it was acquired by Roche in 2011), and Cellzome, Inc. (until it was acquired by GlaxoSmithKline in 2012). He is also a member of the board of visitors of Duke University School of Medicine and the board of Global Advisors of the Duke Institute of Health Innovation. Dr. Papadopoulos holds a Ph.D. in biophysics and an M.B.A. in finance, both from New York University. Our Board of Directors concluded that Dr. Papadopoulos should serve as a director as of the date of this filing because of his valuable corporate finance expertise and his deep scientific knowledge and familiarity with public and private life science companies. Having been a member of the compensation, audit and governance committees of public company boards, Dr. Papadopoulos is also familiar with a broad range of corporate and board functions. Dr. Papadopoulos brings a wealth of experience in founding, building and investing in life science companies.

Paul R. Sohmer, M.D., our President, Chief Executive Officer and Director (see biography in the section below titled “Executive Officers of the Company”).

BOARD AND COMMITTEE MEETINGS

Our Board of Directors has an audit committee, a compensation committee and a nominating and governance committee. All of our committee charters are posted on our website at investor.bg-medicine.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 880 Winter Street, Suite 210, Waltham, Massachusetts 02451.

Meeting Attendance. During the fiscal year ended December 31, 2014, there were 14 meetings of our Board of Directors, and the various committees of the board met a total of 10 times. No director attended fewer than 75% of the total number of meetings of the board and of the committees of the board on which he served during fiscal 2014. The board has adopted a policy under which each member of the board is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit Committee. Our audit committee is comprised of Mr. Bains (chairman), Dr. Harris and Dr. Papadopoulos. All members of the audit committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ Stock Market LLC, or NASDAQ. Our Board of Directors has determined that Mr. Bains is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. Our audit committee’s role and responsibilities are set forth in the audit committee’s written charter. Our audit committee is authorized, among other things, to:

•	approve and retain the independent auditors to conduct the annual audit of our financial statements;

•	review the proposed scope and results of the audit;

•	review and pre-approve audit and non-audit fees and services;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters; and

•	oversee internal audit functions, if any.

Compensation Committee. Our compensation committee is currently comprised of Dr. Afeyan (chairman) and Dr. Papadopoulos. All members of the compensation committee qualify as independent under the current definition promulgated by NASDAQ. At times when not all members of our compensation committee qualify as “non-employee directors” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our Board of Directors, rather than our compensation committee, retains the authority to approve equity awards being granted to our directors and executive officers. Our compensation committee’s role and responsibilities are set forth in the compensation committee’s written charter. Our compensation committee is authorized, among other things, to:

•	review and recommend the compensation arrangements for management;

•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•	retain, obtain advice from, and directly oversee, compensation advisors, as necessary or helpful to inform compensation arrangements for management, and evaluate potential conflicts of interests in connection therewith;

•	administer our stock incentive and purchase plans; and

•	oversee the evaluation of management.

During fiscal 2014, the Compensation Committee engaged independent compensation consultant Radford, an Aon Hewitt company, or Radford, to assist it in considering and determining the compensation for our executive officers and directors. Radford is engaged by, and reports to, the Compensation Committee, which has the sole authority to hire or fire advisers, including compensation consultants, and to approve the fee arrangements for any work performed. Radford assists the Compensation Committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation Committee has authorized Radford to interact with management on behalf of the Compensation Committee, in connection with advising the Compensation Committee, and Radford is included in discussions with management on matters being brought to the Compensation Committee for consideration and attends the meetings of the Compensation Committee. It is the Compensation Committee’s policy that the Chair of the Compensation Committee or the full Compensation Committee pre-approve any additional services provided to management by our independent compensation consultant. In fiscal year 2014, Radford was the only compensation consultant who provided services to the Compensation Committee. The Compensation Committee has assessed the independence of Radford pursuant to SEC rules and the corporate governance rules of NASDAQ and concluded that Radford’s work for the Compensation Committee does not raise any conflict of interest.

Nominating and Governance Committee. Our nominating and governance committee is comprised of Dr. Papadopoulos (chairman) and Dr. Afeyan. All members of the nominating and governance committee qualify as independent under the current definition promulgated by NASDAQ. Our nominating and governance committee’s role and responsibilities are set forth in the nominating and governance committee’s written charter. Our nominating and governance committee is authorized, among other things, to:

•	identify and nominate candidates for election to the Board of Directors;

•	evaluate the specific experience, qualifications, attributes and skills of each director relative to the Company’s needs for its Board of Directors;

•	develop and recommend to the Board of Directors a set of corporate governance principles applicable to the Company; and

•	lead the Board of Directors in its annual review of the Board of Directors’ performance.

Our nominating and governance committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third-party search firms or other appropriate sources. For all potential candidates, our nominating and governance committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. For each annual meeting, our nominating and governance committee will consider only one recommended nominee from any stockholder or group of affiliated stockholders, and such recommending stockholder or group must have held at least five percent of our common stock for at least one year. All stockholder recommendations for proposed director nominees must be in writing to the nominating and governance committee, in care of our Corporate Secretary at 880 Winter Street, Suite 210, Waltham, Massachusetts 02451, and must be received by the deadlines set forth in our proxy statement on Schedule 14A for our annual meeting of stockholders under the heading “Stockholder Proposals and Nominations for Director.” The recommendation must be accompanied by the following information concerning the recommending stockholder:

•	name, address and telephone number of the recommending stockholder;

•	the number of shares of our common stock owned by the recommending stockholder and the time period for which such shares have been held;

•	if the recommending stockholder is not a stockholder of record, a statement from the record holder verifying the holdings of the recommending stockholder and a statement from the recommending stockholder of the length of time such shares have been held (alternatively the recommending stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission, together with a statement of the length of time that the shares have been held); and

•	a statement from the recommending stockholder as to a good faith intention to continue to hold such shares through the date of the next annual meeting.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

•	the information required by Items 401, 403 and 404 of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act;

•	a description of all relationships between the proposed nominee and the recommending stockholder, including any agreements or understandings regarding the nomination;

•	a description of all relationships between the proposed nominee and any of our competitors, customers, suppliers, labor unions or other persons with special interests regarding BG Medicine; and

•	the contact information of the proposed nominee.

The recommending stockholder must also furnish a statement supporting its view that the proposed nominee possesses the minimum qualifications as set forth below for director nominees and describing the contributions that the proposed nominee would be expected to make to the Board of Directors and to the governance of BG Medicine and must state whether, in its view, the proposed nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of BG Medicine. The recommendation must also be accompanied by the written consent of the proposed nominee (i) to be considered by the nominating and governance committee and interviewed if the committee chooses to do so in its discretion, and (ii) if nominated and elected, to serve as a director.

For all potential candidates, the nominating and governance committee may consider all factors it deems relevant, including the following threshold criteria:

•	candidates should possess the highest personal and professional standards of integrity and ethical values;

•	candidates must be committed to promoting and enhancing the long-term value of BG Medicine for its stockholders;

•	candidates should not have any interests that would materially impair his or her ability to (i) exercise independent judgment, or (ii) otherwise discharge the fiduciary duties owed as a director to us and our stockholders;

•	candidates must be able to represent fairly and equally all stockholders without favoring or advancing any particular stockholder or other constituency of BG Medicine;

•	candidates must have demonstrated achievement in one or more fields of business, professional, governmental, community, scientific or educational endeavor, and possess mature and objective business judgment and expertise;

•	candidates are expected to have sound judgment, derived from management or policy making experience that demonstrates an ability to function effectively in an oversight role;

•	candidates must have a general appreciation regarding major issues facing public companies of a size and operational scope similar to us; and

•	candidates must have, and be prepared to devote, adequate time to the Board of Directors and its committees.

In addition, the nominating and governance committee will also take into account the extent to which the candidate would fill a present need on the Board of Directors, including the extent to which a candidate meets the independence and experience standards promulgated by the Securities and Exchange Commission and by NASDAQ.

Compensation Committee Interlocks and Insider Participation.

No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of our Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Board Leadership Structure

Our current board leadership structure separates the positions of Chief Executive Officer and Chairman, although we do not have a corporate policy requiring that structure. The Board believes that this separation is appropriate for the organization at this time because it allows for a division of responsibilities and a sharing of ideas between individuals having different perspectives. Our Chief Executive Officer is primarily responsible for our operations and commercial strategy, while our Chairman is primarily focused on matters pertaining to our strategic direction and corporate governance, including management oversight. While the Board believes that this is the most appropriate structure for the Company at this time, the Board retains the authority to change the board structure, including the possibility of combining the Chief Executive Officer and Chairman positions, if it deems such a change to be appropriate in the future.

Board Role in Risk Oversight

The Board has an active role, directly and through its committees, in the oversight of the Company’s risk management efforts. The Board carries out this oversight role through several levels of review. The Board regularly reviews and discusses with members of management information regarding the management of risks inherent in the operation of the Company’s business and the implementation of the Company’s strategic plan, including the Company’s risk mitigation efforts. Each of the Board’s committees also oversees the management of the Company’s risks that are under each committee’s areas of responsibility. For example, the audit committee assists the Board in its oversight of risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The compensation committee assists the Board in its oversight of the evaluation and management of risks related to our compensation policies and practices. The nominating and governance committee oversees the Company’s director independence and corporate governance policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner, the Board is able to coordinate its risk oversight.

Diversity

Our nominating and governance committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees for director. However, the nominating and governance committee will consider issues of diversity among the members of the Board in identifying and considering nominees for director, and will strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and experience on the Board and its committees.

Stockholder Communications to the Board

Our Board of Directors encourages open, frank and candid communications with our stockholders to the extent permissible under our internal policies and applicable laws and regulations. Our Board of Directors will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. Our Executive Vice President, Chief Financial Officer and Treasurer, is primarily responsible for monitoring communications from stockholders. All security holder communications meeting the requirements listed below and addressed to the Board will be forwarded to the Chairman of the Board for consideration of the Board at its next meeting.

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (781) 434-0204. However, any stockholder who wishes to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to the Board of Directors at Attn: Security Holder Communication, Board of Directors, BG Medicine, Inc., 880 Winter Street, Suite 210, Waltham, MA 02451. Communications should not exceed 500 words in length and must be accompanied by the following information:

•	a statement of the type and amount of the securities of the Company that the person holds;

•	any special interest, meaning an interest not in the capacity as a stockholder of the Company, that the person has in the subject matter of the communication; and

•	the address, telephone number and e-mail address, if any, of the person submitting the communication.

Communications will be distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. The following types of communications are not appropriate for delivery to directors under these procedures:

•	communications regarding individual grievances or other interests that are personal to the party submitting the communication and could not reasonably be construed to be of concern to security holders or other constituencies of the Company (such as employees, members of the communities in which the Company operates its businesses, customers and suppliers) generally;

•	communications that advocate the Company’s engaging in illegal activities;

•	communications that, under community standards, contain offensive, scurrilous or abusive content; and

•	communications that have no rational relevance to the business or operations of the Company (it being understood, however, that issues of social concern arising by reason of the business and operations of the Company are not intended to be excluded under this criterion).

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and their respective ages and positions as of April 1, 2015 are as follows:

Name	Age	Position
Paul R. Sohmer, M.D.	66	President, Chief Executive Officer and Director
Stephen P. Hall	64	Executive Vice President, Chief Financial Officer and Treasurer
Aram Adourian, Ph.D.	45	Senior Vice President, Chief Scientific Officer

The biographies of our executive officers appear below.

Paul R. Sohmer, M.D. joined us in May 2013 as President, Chief Executive Officer and a member of the Board of Directors. Dr. Sohmer served as President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a diagnostic and research laboratory specializing in allergy, immunology, and infectious disease testing from January 2011 to September 2012. Prior to joining Viracor-IBT Laboratories, from February 2009 to January 2011, Dr. Sohmer served as Chief Executive Officer of Orthocon, Inc., a company that develops, manufactures, markets, and sells implantable products designed to stop bone bleeding. From 2007 to 2009, Dr. Sohmer served on the RadPharm, Inc. Board of Directors, and from 2008 to 2009, he served as Chairman of the Board of Directors of Molecular Biometrics, Inc. Dr. Sohmer served as Interim CEO of Cylex, Inc. from January through March of 2008 and CEO of Pathway Diagnostics from May to September of 2008. From June 2000 to December 2006, Dr. Sohmer served as Chairman, President and Chief Executive Officer of TriPath Imaging, Inc. (NASDAQ:TPTH). From 1997 to 2000, Dr. Sohmer served as President and Chief Executive Officer of Neuromedical Systems, Inc. (NASDAQ:NSIX). From 1992 to 1996, Dr. Sohmer served as President and Chief Executive Officer of Genetrix, Inc., a genetic testing lab. From 1991-1992, Dr. Sohmer served as Vice President of Professional Services for Nichols Institute. From 1985 to 1991, Dr. Sohmer served as President and Chief Executive Officer of Pathology Institute, Inc., where he led the first commercial introduction of polymerase chain reaction (PCR) for diagnosis of HIV and founded the Chiron Reference Laboratory. Dr. Sohmer received his B.A. from Northwestern University and M.D. from the Chicago Medical School. Dr. Sohmer was named the Ernst and Young Carolinas Life Sciences Entrepreneur of the Year in 2005.

Stephen P. Hall joined us in December 2013 as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining us, Mr. Hall served as Vice President of Finance and Chief Accounting Officer of Stemline Therapeutics, Inc., a public biopharmaceutical company, from October 2012 to November 2013. Previously, Mr. Hall was founder and managing director of Deimos Consulting, LLC, a management consulting firm specializing in life sciences. Mr. Hall has also served as Senior Vice President, Chief Financial Officer, Chief Compliance Officer and Treasurer of Orthocon, Inc., a New York-based medical products company, from October 2009 to October 2010. Prior to this, Mr. Hall served as Senior Vice President, Chief Financial Officer and Treasurer of Helicos BioSciences, a public life science company, from May 2008 until August 2009. Mr. Hall previously served as Senior Vice President and Chief Financial Officer of TriPath Imaging, Inc., a public cancer diagnostics company, from September 2001 to December 2006, when it was acquired by Becton, Dickinson and Company, at which time Mr. Hall continued to serve as Senior Advisor to Becton, Dickinson and Company from December 2006 to June 2007. Mr. Hall served as Chief Financial Officer of Colorado Medtech, Inc., a public medical products and services company, from September 1999 until August 2001 and also served as President of its Imaging and Power System Division. From September 1990 to August 1993, he served as Chief Financial Officer for BioTechnica International, Inc., a publicly-held agricultural products company. Mr. Hall spent four years with the accounting firm of Peat, Marwick, Mitchell & Co. He earned an A.B. degree from Harvard College and an MBA from the Stanford Graduate School of Business.

Aram Adourian, Ph.D. joined us in August 2000 as Director, Advanced Technologies, and served in such position until June 2002. From June 2002 until October 2003, Dr. Adourian worked as our Senior Director, Technology Assessment. In October 2003, Dr. Adourian was promoted to Vice President, Computational Sciences and served in such position until January 2007, when he was designated a general Vice President and served in such position until January 2009. In January 2009, Dr. Adourian was appointed as our Vice President, Scientific Affairs. In October 2012, Dr. Adourian was appointed as our Senior Vice President, Chief Scientific Officer. Prior to joining us, Dr. Adourian worked at the Whitehead Institute for Biomedical Research at the Massachusetts Institute of Technology. While at MIT, Dr. Adourian served as Project Manager for Bioinformatics specializing in the development of novel systems and approaches for biomolecular sequencing, analysis and modeling. Dr. Adourian earned his Ph.D. at Harvard University in Statistical Physics, where he was a recipient of the Rudenberg Research Prize, and received his undergraduate degree in Physics from Cornell University.

CODE OF CONDUCT AND ETHICS

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officer. The text of the code of conduct and ethics is posted on our website at investor.bg-medicine.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors or principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2014 were met.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2014 and 2013 to our chief executive officer and our two other highest paid executive officers during 2014. We refer to these three officers as our named executive officers.

Name and principal position	Year	Salary		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Paul R. Sohmer, M.D.	2014	$400,000		$127,881	$180,595	—	$51,839	(2)	$760,315
President and Chief Executive Officer	2013	258,465	(2)	—	734,798	—	27,716	(2)	1,020,979

Stephen P. Hall	2014	290,000		74,178	—	—	54,165	(3)	418,343
Executive Vice President, Chief Financial Officer and Treasurer	2013	24,167	(3)	—	84,135	—	—		108,302

Aram Adourian, Ph.D.	2014	275,000		61,542	101,412	—	—		437,954
Senior Vice President, Chief Scientific Officer	2013	275,000		—	263,133	—	—		538,133

(1)	These amounts represent the aggregate grant date fair value of the options and restricted stock units for fiscal years 2014 and 2013 computed in accordance with ASC Topic 718. Valuation assumptions are described in the notes to financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 31, 2015.
(2)	Effective May 8, 2013, Dr. Sohmer was appointed President, Chief Executive Officer and Director, and accordingly, his salary for 2013 represents the prorated amount earned in 2013 based on an annual base salary of $400,000. The amounts reported under “All Other Compensation” for 2014 and 2013 represent the additional compensation Dr. Sohmer received pursuant to his employment agreement, which includes his rental expenses and car lease expenditures.
(3)	Effective December 3, 2013, Mr. Hall was appointed Executive Vice President, Chief Financial Officer and Treasurer, and accordingly, his salary for 2013 represents the prorated amount earned in 2013 based on an annual base salary of $290,000. The amount reported under “All Other Compensation” for 2014 represents the additional compensation Mr. Hall received pursuant to his employment agreement, which includes his commuting and temporary living expenses.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements With Our Named Executive Officers

Paul R. Sohmer, M.D. Effective May 8, 2013, we appointed Dr. Sohmer as our President and Chief Executive Officer and entered into an employment agreement with him, which sets forth his compensation and certain other terms. Pursuant to his employment agreement, Dr. Sohmer will be paid an annual base salary of $400,000 and he will be eligible to receive an annual bonus of up to 50% of his annual base salary upon the achievement of specific milestones to be mutually agreed upon by the Board and Dr. Sohmer. The employment agreement also provides that Dr. Sohmer was to receive a stock option to purchase 700,000 shares of our common stock, a portion of which was granted as an inducement material to Dr. Sohmer’s acceptance of employment in accordance with NASDAQ Listing Rule 5635(c)(4). The stock option was granted on May 10, 2013 at an exercise price of $1.67 per share, which was the closing price of our common stock on the NASDAQ Global Market on the grant date. The stock option has a ten-year term, vests over four years with 25% of the stock option vesting on the anniversary of Dr. Sohmer’s start date and the remaining 75% of the stock option vesting in equal installments on a quarterly basis thereafter. In addition, when the Company first achieves $10,000,000 in net sales during a twelve-month period and Dr. Sohmer is providing services to us at such time, the Company has agreed to grant him 350,000 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Dr. Sohmer remains employed by the Company on the applicable vesting date. In addition, when the Company first achieves $30,000,000 in net sales during a twelve-month period and Dr. Sohmer is providing services to us at such time, the Company has agreed to grant him 350,000 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Dr. Sohmer remains employed by the Company on the applicable vesting date. If the Company consummates a change of control (as defined in Dr. Sohmer’s employment agreement), his then outstanding but unvested restricted stock units and stock options will become fully vested and immediately exercisable. As a condition of his employment, Dr. Sohmer entered into a non-competition and non-solicitation agreement pursuant to which he agreed to not compete with us for a period of twelve months after the termination of his employment. Bonuses were not awarded for the 2013 or 2014 fiscal years.

Stephen P. Hall On November 13, 2013, we entered into an employment agreement with Mr. Hall that took effect on December 3, 2013, which sets forth his compensation and certain other terms. Pursuant to his employment agreement, Mr. Hall will be paid an annual base salary of $290,000 and he will be eligible to receive an annual bonus of up to 40% of his annual base salary upon the achievement of specific corporate and individual milestones. The employment agreement also provides that Mr. Hall was to receive a stock option to purchase 150,000 shares of our common stock. The stock option was granted on December 17, 2013 at an exercise price of $0.89 per share, which was the closing price of our common stock on the NASDAQ Global Market on the grant date. The stock option has a ten-year term, vests over four years with 25% of the stock option vesting on the anniversary of Mr. Hall’s start date and the remaining 75% of the stock option vesting in equal installments on a quarterly basis thereafter. In addition, when the Company first achieves $15,000,000 in net sales during a twelve-month period and Mr. Hall is providing services to us at such time, the Company has agreed to grant him 115,000 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Mr. Hall remains employed by the Company on the applicable vesting date. In addition, when the Company first completes at least a $20,000,000 non-dilutive financing and Mr. Hall is providing services to us at such time, the Company has agreed to grant him 115,000 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Mr. Hall remains employed by the Company on the applicable vesting date. If the Company consummates a change of control (as defined in Mr. Hall’s employment agreement), then an amount of his then-outstanding but unvested restricted stock units and stock options equal to the amount that would have vested had he remained with the company for twelve months following the date of termination will become fully vested and immediately exercisable. As a condition of his employment, Mr. Hall entered into a non-competition and non-solicitation agreement pursuant to which he agreed to not compete with us for a period of twelve months after the termination of his employment. Bonuses were not awarded for the 2014 fiscal year.

Aram Adourian, Ph.D. On October 17, 2012, we entered into an employment agreement with Dr. Adourian that took effect on October 4, 2012, pursuant to which his annual base salary was increased to $275,000, which remained in effect throughout 2013. Pursuant to his employment agreement, Dr. Adourian will be eligible to receive an annual bonus of up to 35% of his annual base salary upon the achievement of performance milestones. On April 26, 2013, Dr. Adourian received a time-based stock option and a performance-based stock option to purchase 250,000 shares of our common stock in the aggregate. Bonuses were not awarded for the 2013 or 2014 fiscal years. As a condition of his employment, Dr. Adourian has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with us for a period of twelve months after the termination of his employment. Dr. Adourian is entitled to certain benefits in connection with a termination of his employment or a change of control discussed below under “— Potential Payments Upon Termination or Change of Control.”

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

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2014. Unless otherwise indicated below, all stock options listed in the following table were granted under the 2001 Stock Option and Incentive Plan, as amended, or the 2010 Employee, Director and Consultant Stock Plan, which we refer to as the 2001 Plan and 2010 Plan, respectively.

	Option Awards						Stock Awards
Name and principal position	Number of Securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested(1)
Paul R. Sohmer, M.D.	202,620		437,500	(2)	$1.67	May 10, 2023
President and Chief Executive Officer	—		250,000	(3)	$1.15	February 04, 2024
	—		—		—	—	327,900	(4)	$150,834

Stephen P. Hall	37,500		112,500	(5)	$0.89	December 17, 2023
Executive Vice President, Chief Financial Officer and Treasurer	—		—		—	—	190,200	(6)	$87,492

Aram Adourian, Ph.D.
Senior Vice President, Chief Scientific Officer	42,054		—		$0.90	December 8, 2015
	43,199		—		$7.50	September 16, 2018
	4,499		—		$7.50	January 23, 2019
	4,874		—		$10.67	January 23, 2018
	28,364	(7)	4,053	(7)	$7.96	June 30, 2021
	27,500	(8)	12,500	(8)	$7.84	February 22, 2022
	20,000	(9)	20,000	(9)	$3.61	October 4, 2022
	75,000	(10)	125,000	(10)	$1.69	April 26, 2023
	—		143,000	(11)	$1.15	February 4, 2024
	—		—		—	—	157,800	(12)	$72,588

(1)	The market value of the stock awards was determined by multiplying the number of shares by $0.46, the closing price of our common stock on The Nasdaq Capital Market on December 31, 2014, the last trading day of our fiscal year.
(2)	Represents shares issuable upon exercise of an incentive stock option and a non-qualified stock option, the latter of which was granted as an inducement material to Dr. Sohmer’s acceptance of employment with us and was not granted under the 2010 Plan or the 2001 Plan. In the aggregate, 25% of the total number of shares subject to these options vests on May 8, 2014 and the remainder vests 6.25% per quarter thereafter.
(3)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vests on February 04, 2015 and the remainder vests 6.25% per quarter thereafter.
(4)	Represents shares issuable upon vesting of restricted stock units (“RSUs”) granted pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vests on August 15, 2015 and the remainder vests on March 31, 2016.
(5)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vests on December 17, 2014 and the remainder vests 6.25% per quarter thereafter.
(6)	Represents shares issuable upon vesting of RSUs granted pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vests on August 15, 2015 and the remainder vests on March 31, 2016.
(7)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vests on June 30, 2012 and the remainder vests 6.25% per quarter thereafter.
(8)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vests on February 22, 2013 and the remainder vests 6.25% per quarter thereafter.
(9)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vests on October 4, 2013 and the remainder vests 6.25% per quarter thereafter.
(10)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% vests on April 26, 2014 and the remainder vests 6.25% per quarter thereafter.
(11)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. With respect to 50,000 of these shares, 25% vests on April 26, 2014 and the remainder vests 6.25% per quarter thereafter. With respect to 93,000 of these shares, 50% of the total number of shares subject to these options vests on February 4, 2015 and the remainder vests on February 4, 2016.
(12)	Represents shares issuable upon vesting of RSUs granted pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vests on August 15, 2015 and the remainder vests on March 31, 2016.

Additional Narrative Disclosure

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

Potential Payments upon Termination or Change of Control

We have agreed to provide severance benefits and change of control arrangements to our named executive officers, as described below.

Paul R. Sohmer, M.D. Dr. Sohmer’s employment agreement provides that in the event that his employment is involuntarily terminated other than for cause, disability or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to twelve months of his then current annual base salary, which will be payable over twelve months, (b) the payment equal to twelve months of health insurance premiums at the Company’s then normal rate of contribution, and (c) payment of his annual bonus if termination takes place on or after December 31 of any calendar year but before the annual bonus for that year is paid. Receipt of these severance and benefits is subject to the execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company. In addition, Dr. Sohmer’s employment agreement provides that if his employment is involuntarily terminated within twelve months following the consummation of a change of control (as defined in Dr. Sohmer’s employment agreement) for reasons other than for cause, disability, or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to twelve months of his then current annual base salary, which will be payable over twelve months, (b) the payment equal to twelve months of health insurance premiums at the Company’s then normal rate of contribution, (c) payment of his annual bonus if termination takes place on or after December 31 of any calendar year but before the annual bonus for that year is paid and (d) his then-outstanding but unvested restricted stock units and stock options shall become fully vested and immediately exercisable as to all remaining then-unvested. As a condition of employment, Dr. Sohmer has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with the Company for a period of twelve months after the termination of his employment. Receipt of his severance and other termination benefits is subject to his execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company.

Stephen P. Hall. Mr. Hall’s employment agreement provides that in the event that his employment is involuntarily terminated other than for cause, disability or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to nine months of his then current annual base salary, which will be payable over nine months and (b) the payment equal to nine months of health insurance premiums at the Company’s then normal rate of contribution. Receipt of these severance and benefits is subject to the execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company. In addition, Mr. Hall’s employment agreement provides that if his employment is involuntarily terminated within twelve months following the consummation of a change of control (as defined in Mr. Hall’s employment agreement) for reasons other than for cause, disability, or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to nine months of his then current annual base salary, which will be payable over nine months and (b) the payment equal to nine months of health insurance premiums at the Company’s then normal rate of contribution, and (c) his then-outstanding but unvested restricted stock units and stock options will accelerate by twelve months. As a condition of employment, Mr. Hall has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with the Company for a period of twelve months after the termination of his employment. Receipt of his severance and other termination benefits is subject to his execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company.

Aram Adourian, Ph.D. The employment agreement that we entered into with Dr. Adourian in October 2012 provides that if his employment is involuntarily terminated for reasons other than for cause, disability, or death at any time, or he resigns his employment with the Company for any reason other than in anticipation of a termination by the Company for cause, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to six months of his original annual base salary, which will be payable over six months and (b) the payment equal to six months of his health insurance premiums at the Company’s then normal rate of contribution. In addition, we are a party to an amended and restated change of control cash severance agreement with Dr. Adourian. If Dr. Adourian is not offered comparable employment with the successor upon a change of control, or he begins employment with the successor but resigns for good reason or is terminated without cause within twelve months following the change of control, then Dr. Adourian has the right to receive a severance payment in an amount equal to six months of base salary then in effect, one-half of which is payable within thirty days following the triggering event and the balance upon the earlier of six months following the triggering event or his death. Dr. Adourian also has the right to continuation of benefits then in effect for a period of six months following the triggering event. Pursuant to the terms of Dr. Adourian’s option agreements, upon a change of control, Dr. Adourian’s unvested options will accelerate by nine months.

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

Director Compensation

In June 2010, our Board of Directors adopted a Non-Employee Director Compensation Policy that became effective on February 9, 2011, the date we completed our initial public offering. The policy is designed to ensure that the compensation aligns the directors’ interests with the long-term interests of the stockholders, that the structure of the compensation is simple, transparent and easy for stockholders to understand and that our directors are fairly compensated. Directors who are also our employees, such as our Chief Executive Officer, will not receive additional compensation for their services as directors.

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

All members of our Board of Directors are eligible to receive full reimbursement of reasonable out-of-pocket expenses incurred for their attendance at our board meetings.

Effective October 1, 2014, our Board of Directors suspended further payments of cash and equity compensation to its non-employee directors under our Non-Employee Director Compensation Policy for services to be provided by the non-employee directors. The Board took this action to conserve the Company’s cash and equity to deploy for other operational purposes. The Board continues to re-evaluate this decision on a regular basis.

The following table sets forth a summary of the compensation earned by our directors in 2014, other than Dr. Sohmer, who is also our Chief Executive Officer, and/or paid to certain of our directors in 2014:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)	Total ($)
Stéphane Bancel (Chairman)(2)	$30,000	$2,391	$32,391
Noubar Afeyan, Ph.D.(3)	21,000	2,391	23,391
Harrison M. Bains(4)	22,500	2,391	24,891
Timothy Harris, Ph.D., D.Sc.(5)	17,250	2,391	19,641
Stelios Papadopoulos, Ph.D.(6)	21,000	2,391	23,391
Brian S. Posner(7)	21,750	2,391	24,141

(1)	These amounts represent the aggregate grant date fair value of options granted to each director in 2014 computed in accordance with ASC Topic 718. Valuation assumptions are described in the notes to financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed on March 31, 2015.
(2)	As of December 31, 2014, Mr. Bancel held options to purchase 308,915 shares of our common stock, of which 304,710 were vested.
(3)	As of December 31, 2014 Dr. Afeyan held options to purchase 16,820 shares of our common stock, of which 12,615 were vested.
(4)	As of December 31, 2014, Mr. Bains held options to purchase 49,229 shares of our common stock, of which 45,024 were vested.
(5)	As of December 31, 2014, Dr. Harris held options to purchase 40,819 shares of our common stock, of which 36,614 were vested.
(6)	As of December 31, 2014, Dr. Papadopoulos held options to purchase 16,820 shares of our common stock, of which 12,615 were vested.
(7)	As of December 31, 2014, Mr. Posner held options to purchase 16,820 shares of our common stock, of which 12,615 were vested. Mr. Posner resigned from our board effective April 15, 2015.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, with respect to common stock that may be issued under the Company’s existing equity compensation plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,622,830	(3)	$2.32	447,245	(4)

Equity compensation plans not approved by security holders(2)	700,000		$1.67	—

Total	3,322,830		$2.19	447,245

(1)	Consists of the 2001 Stock Option and Incentive Plan (the “2001 Stock Plan”), the 2010 Employee, Director and Consultant Stock Plan (the “2010 Stock Plan”), and the 2010 Employee Stock Purchase Plan (the “2010 ESPP”).
(2)	Consists of a stock option to purchase 700,000 shares of common stock granted to Dr. Sohmer, our President and Chief Executive Officer, pursuant to his employment agreement with us as an inducement material to Dr. Sohmer’s acceptance of his employment.
(3)	Consists of outstanding options to purchase 330,708 shares of common stock under the 2001 Stock Plan and 2,292,122 shares of our common stock under the 2010 Stock Plan.
(4)	Consists of 255,049 shares of common stock available for future issuance under the 2010 Stock Plan and 192,196 shares of common stock available for issuance under the 2010 ESPP. There are no shares of common stock available for future issuance under the 2001 Stock Plan. Shares under the 2010 Stock Plan may become the subject of future awards in the form of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock based awards. Only shares of common stock are issuable under the 2010 ESPP. Under the 2010 ESPP, each eligible employee may purchase a limited number of shares of the common stock of the Company two times each year (on May 15 and November 15) at a purchase price equal to 85% of the fair market value of the common stock on the first business day of the offering period or the last business day of the offering period, whichever is lower.

Summary Description of the Company’s Non-Stockholder Approved Equity Compensation Plan

As an inducement material to Dr. Sohmer’s acceptance of his employment as our President and Chief Executive Officer, Dr. Sohmer was granted stock options to purchase 700,000 shares of our common stock pursuant to his employment agreement with us. These stock options were not approved by our stockholders. The stock options were granted on May 10, 2013 at an exercise price of $1.67 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. The stock option has a ten year term, vests over four years with 25% of the stock option vesting on May 8, 2014 and the remaining 75% of the stock option vesting in equal installments on a quarterly basis thereafter, and contains acceleration provisions in the event of a change of control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2015 by:

•	each existing stockholder we know to beneficially own more than five percent of our common stock, which we call our principal stockholders;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 1, 2015, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 34,584,730 shares of common stock outstanding on April 1, 2015.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Beneficial owner(1)	Number of shares beneficially owned	Percentage of shares beneficially owned
Principal Stockholders
Entities affiliated with Flagship Ventures(2)	5,311,071	15.2%

Non-Employee Directors
Noubar Afeyan, Ph.D.(3)	5,424,777	15.5%
Harrison M. Bains(4)	45,024	*
Stéphane Bancel(5)	427,877	1.2%
Timothy Harris, Ph.D., D.Sc.(6)	36,614	*
Stelios Papadopoulos, Ph.D.(7)	1,200,328	3.5%

Named Executive Officers
Paul R. Sohmer, M.D.(8)	428,125	1.2%
Stephen P. Hall(9)	46,875	*
Aram Adourian, Ph.D.(10)	252,619	*
All current directors and executive officers as a group (8 persons)(11)	7,862,239	21.8%

*	Less than 1%
(1)	Except as set forth below, the address of all directors, executive officers and stockholders is c/o BG Medicine, Inc., 880 Winter Street, Suite 210, Waltham, Massachusetts 02451.
(2)	Consists of 215,013 shares and warrants to purchase 22,547 shares of common stock that are currently exercisable held by AGTC Advisors Fund, L.P. (“AGTC”); 2,851,447 shares and warrants to purchase 373,122 shares of common stock that are currently exercisable held by Applied Genomic Technology Capital Fund, L.P. (“AGTC Fund,” and together with AGTC, the “AGTC Funds”); 4,232 shares held by One Liberty Advisors Fund 2000 L.P. (“OneLiberty Advisors”); 80,424 shares held by OneLiberty Ventures 2000 L.P. (“OneLiberty Ventures,” and together with OneLiberty Advisors, the “OneLiberty Funds”); and 1,764,286 shares held by Flagship Ventures Fund 2007, L.P. (“Flagship 2007”). AGTC Partners, L.P., the general partner of each of the AGTC Funds, NewcoGen Group, Inc., the general partner of AGTC Partners, L.P., Flagship Ventures Management, Inc. (“Flagship Inc.”), of which NewcoGen Group, Inc. is a wholly-owned subsidiary, and Noubar B. Afeyan, Ph.D, one of our directors, and Edwin M. Kania, Jr., who are directors of Flagship Inc., may be deemed to share the right to direct the voting and dispositive control over the securities held by the AGTC Funds. In addition, as a managing member of OneLiberty Partners 2000, LLC, which is the general partner of each of the OneLiberty Funds, Mr. Kania shares voting and dispositive control over the shares beneficially owned by the OneLiberty Funds. As directors of Flagship Ventures Management, Inc. and managers of Flagship Ventures 2007 General Partner, LLC, which is the general partner of Flagship 2007, Dr. Afeyan and Mr. Kania may be deemed to share voting and dispositive control over the shares beneficially owned by Flagship 2007. Each of the reporting persons listed above expressly disclaims beneficial ownership of the securities of the Company owned by all other reporting persons except to the extent of its or his pecuniary interest therein. The address for all of the Flagship entities is One Memorial Drive, 7th Floor, Cambridge, Massachusetts 02142.

(3)	Reflects 5,226,415 shares beneficially owned by certain entities affiliated with Flagship Ventures as set forth in footnote 2 (which excludes shares held by the OneLiberty Funds for which Dr. Afeyan does not have voting or investment control); 10,029 shares held by Atlast LP of which Dr. Afeyan is the general partner; and 175,718 shares held by Dr. Afeyan individually. Dr. Afeyan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any. Also consists of options to purchase 12,615 shares of common stock which are exercisable within 60 days following April 1, 2015.
(4)	Consists of options to purchase shares of common stock which are exercisable within 60 days following April 1, 2015.
(5)	Consists of 123,167 shares of common stock and options to purchase 304,710 shares of common stock which are exercisable within 60 days following April 1, 2015.
(6)	Consists of options to purchase shares of common stock which are exercisable within 60 days following April 1, 2015.
(7)	Consists of 1,187,713 shares of common stock and options to purchase 12,615 shares of common stock which are exercisable within 60 days following April 1, 2015.
(8)	Consists of options to purchase shares of common stock which are exercisable within 60 days following April 1, 2015.
(9)	Consists of options to purchase shares of common stock which are exercisable within 60 days following April 1, 2015.
(10)	Consists of 40,036 shares of common stock and options to purchase 212,583 shares of common stock which are exercisable within 60 days following April 1, 2015.
(11)	See footnotes 3 through 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of the transactions in which we have engaged, over the past two years, since January 1, 2013 with our directors and officers and then beneficial owners of more than five percent of our voting securities and their affiliates.

Participation in Follow-on Underwritten Public Offering

In January 2013, we closed a follow-on underwritten public offering of 6,900,000 shares of our common stock at a price to the public of $2.00 per share, including an aggregate of 2,250,000 shares to the following directors and beneficial owners of more than five percent of our voting securities, and their affiliates:

Name	Number of Shares of Common Stock	Aggregate Purchase Price
Entities affiliated with Flagship Ventures(1)	2,000,000	$4,000,000
Stelios Papadopoulos(2)	250,000	500,000

(1)	Includes 75,000 shares of common stock purchased by AGTC Advisors Fund, L.P., 500,000 shares of common stock purchased by Applied Genomic Technology Fund, L.P., 1,050,000 shares of common stock purchased by Flagship Ventures Fund 2007, L.P., 125,000 shares of common stock purchased by NewcoGen Equity Investors LLC and 250,000 shares of common stock purchased by NewcoGen Group LLC. Noubar B. Afeyan, Ph.D., one of our directors, is affiliated with each of these entities affiliated with Flagship Ventures.
(2)	Dr. Papadopoulos is a director of the Company.

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

Transactions with Principal Stockholders

On December 3, 2014, we issued 113,989 shares of our common stock to entities affiliated with Flagship Ventures upon the net exercise of previously issued warrants to purchase shares of our common stock, including 49,392 shares issued to NewcoGen Group LLC, 52,095 shares issued to NewcoGen Equity Investors LLC, 6,226 shares issued to ST NewcoGen LLC and 6,276 shares issued to NewcoGen - Long Reign Holding LLC. Noubar B. Afeyan, Ph.D., one of our directors, is affiliated with each of these entities affiliated with Flagship Ventures.

Agreements with Directors and Executive Officers

Please see “Executive Compensation” for additional information regarding compensation of our executive officers and directors.

We have entered into agreements with our named executive officers. For information regarding these agreements, please refer to the section entitled “Executive Compensation — Narrative Disclosure to Summary Compensation Table.”

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

Agreement with Our Chairman

Effective July 25, 2011 to November 1, 2013, Stéphane Bancel, Chairman of the Board, served as the Company’s Executive Chairman. Stéphane Bancel’s arrangement with the Company as its Executive Chairman was a part-time, at-will commitment with no set term. In connection with the commencement of his duties as Executive Chairman, on July 25, 2011, Mr. Bancel was granted an option to purchase 235,390 shares of the Company’s common stock, at an exercise price of $8.11, which was the closing stock price on the date of grant. One-third of the shares subject to the option vested on the first anniversary of his appointment and the remaining two-thirds vest quarterly in equal amounts for the following eight quarters. The vesting for Mr. Bancel’s option will accelerate by nine months in the event of the closing of a transaction resulting in a change in control of the Company. In addition, Mr. Bancel received cash compensation of $150,000 per year for his participation in this role, which payments commenced on January 1, 2012, and he was eligible to earn an annual bonus of up to $50,000 per year based on performance criteria set by, and evaluated in the discretion of, our Board of Directors.

Effective May 1, 2013, our Board of Directors amended Mr. Bancel’s agreement to convert the form of consideration payable under the consulting agreement from $150,000 in cash to $150,000 payable in stock options, subject to Mr. Bancel’s continued service as Executive Chairman under the consulting agreement. Mr. Bancel received a non-qualified stock option to purchase shares of our common stock equivalent to $37,500, granted on a quarterly basis on each May 1, August 1, November 1 and February 1, the number of shares underlying each such stock option was calculated by the Company based on a Black-Scholes calculation ( using the assumption the Company uses to determine the fair value of an option grant in accordance with the accounting rules) on the grant date at the beginning of each quarter for which Mr. Bancel provided services and each quarterly option vested as to 100% of the share underlying such option at the end of such quarter.

Effective December 17, 2013, our Board of Directors terminated Mr. Bancel’s agreement and changed his role with the Company from Executive Chairman to Chairman of the Board with retroactive effect to November 1, 2013 and accordingly, as of November 1, 2013, Mr. Bancel (i) ceased vesting in the stock option that was granted to him on July 25, 2011, (ii) ceased receiving all other compensation set forth in his consulting agreement and (iii) began receiving compensation as Chairman of the Board under the Company’s non-employee director compensation policy, including $40,000 cash retainer per year, plus annual stock grants.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our board has determined that all of our directors other than Paul R. Sohmer, M.D., our President and Chief Executive Officer, are “independent directors” as defined by the applicable rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and December 31, 2013, and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2014	2013
Audit fees(1):	$454,100	$450,400
Tax fees(2):	30,000	36,920
All other fees(3):	2,000	2,000

Total:	$486,100	$489,320

(1)	Audit fees consisted of audit work performed in the preparation of financial statements.
(2)	Tax fees consist principally of assistance with matters related to tax compliance and reporting.
(3)	All other fees consist principally of technical library subscription fees.

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

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

Prior to engagement, the Audit Committee pre-approves these services by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 (a) The following documents were filed as part of the Annual Report on Form 10-K that was filed on March 31, 2015.

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at page F-1 in the Annual Report on Form 10-K that was filed on March 31, 2015. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of the Annual Report on Form 10-K that was filed on March 31, 2015.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827

4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	11/22/10	333-164574

4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of July 10, 2008		Form S-1 (Exhibit 4.2)	1/29/10	333-164574

4.3	Form of Common Stock Warrant issued to General Electric Capital Corporation		Form S-1 (Exhibit 4.4)	1/29/10	333-164574

4.4	Form of Common Stock Bridge Financing Warrant, together with a schedule of warrant holders		Form S-1 (Exhibit 4.5)	1/29/10	333-164574

4.5	Warrant issued to Silicon Valley Bank, dated November 9, 2007		Form S-1 (Exhibit 4.6)	1/29/10	333-164574

4.6	Warrant issued to Silicon Valley Bank, dated March 28, 2008		Form S-1 (Exhibit 4.7)	1/29/10	333-164574

4.7	Form of 2010 Common Stock Bridge Warrant, together with a schedule of warrant holders		Amendment No. 3 to Form S-1 (Exhibit 4.8)	8/31/10	333-164574

4.8.1	Warrant issued to GE Capital Equity Investments, Inc., dated as of February 10, 2012		Form 8-K (Exhibit 10.5)	2/16/12	001-33827

4.8.2	Amendment No. 1 to Warrant by and between the Registrant and GE Capital Equity Investments, Inc., dated as of May 8, 2013		Form 8-K (Exhibit 10.2)	5/9/13	001-33827

4.9.1	Warrant issued to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.6)	2/16/12	001-33827

4.9.2	Amendment No. 1 to Warrant by and between the Registrant and Comerica Bank, dated as of May 8, 2013		Form 8-K (Exhibit 10.3)	5/9/13	001-33827

4.10	Form of Senior Indenture		Form S-3 (Exhibit 4.8)	5/25/12	333-181699

4.11	Form of Subordinated Indenture		Form S-3 (Exhibit 4.9)	5/25/12	333-181699

4.12	Registration Rights Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 4.1)	1/24/13	001-33827

Lease Agreements

10.1	Second Amendment to Lease, Sublease, and Assignment, Assumption and Amendment of Sublease by and between the Registrant and 610 Lincoln LLC, dated as of May 19, 2009		Form S-1 (Exhibit 10.1)	1/29/10	333-164574

10.1.1	Lease by and between the Registrant and Waltham Winter Street 880 LP, dated June 10, 2013		Form 10-Q (Exhibit 10.6)	8/9/13	001-33827

10.2	Sublease Agreement by and between the Registrant and GPC Biotech, dated as of April 14, 2005, as amended	Form S-1 (Exhibit 10.2)	1/29/10	333-164574

Loan Agreement

10.3.1	Loan and Security Agreement by and among the Registrant, General Electric Capital Corporation as Agent, the Lenders and the Guarantors, dated as of February 10, 2012	Form 8-K (Exhibit 10.1)	2/16/12	001-33827

10.3.2	First Amendment to Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated May 8, 2013	Form 8-K (Exhibit 10.1)	5/9/13	001-33827

10.4	Promissory Note issued by the Registrant to General Electric Capital Corporation, dated as of February 10, 2012	Form 8-K (Exhibit 10.2)	2/16/12	001-33827

10.5	Promissory Note issued by the Registrant to Comerica Bank, dated as of February 10, 2012	Form 8-K (Exhibit 10.3)	2/16/12	001-33827

10.6	Pledge Agreement by and between the Registrant and General Electric Capital Corporation, dated as of February 10, 2012	Form 8-K (Exhibit 10.4)	2/16/12	001-33827

Agreements with Respect to Collaborations, Licenses, Research and Development

10.7.1+	License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 11, 2009	Amendment No. 3 to Form S-1 (Exhibit 10.4)	8/31/10	333-164574

10.7.2+	First Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of February 3, 2010	Amendment No. 2 to Form S-1 (Exhibit 10.4.1)	3/12/10	333-164574

10.8.1+	Product License and Collaboration Agreement, Licensing Addendum No. 1 and Licensing Addendum No. 2 by and between the Registrant and ACS Biomarker B.V., dated as of May 4, 2007	Amendment No. 1 to Form S-1 (Exhibit 10.5)	2/12/10	333-164574

10.8.2+	Sublicense Agreement between the Registrant and ACS Biomarker B.V. dated July 11, 2012	Form 10-Q (Exhibit 10.2)	11/13/12	001-33827

10.9+	Strategic Agreement by and between the Registrant and Humana Inc., dated as of May 25, 2007, as amended May 12, 2008 and August 12, 2009	Amendment No. 1 to Form S-1 (Exhibit 10.6)	2/12/10	333-164574

10.10+	Participation Agreement by and between the Registrant and Philips Medical Systems Nederland B.V., dated as of December 22, 2006	Amendment No. 2 to Form S-1 (Exhibit 10.8)	3/12/10	333-164574

10.11.1+	Participation Agreement by and between the Registrant and AstraZeneca AB, dated as of November 24, 2006, as amended August 20, 2007	Amendment No. 2 to Form S-1 (Exhibit 10.9)	3/12/10	333-164574

10.11.2+	Amendment to the Participation Agreement by and between the Registrant and AstraZeneca AB, dated November 23, 2010	Form 10-K (Exhibit 10.11.2)	3/30/12	001-33827

10.12.1+	Participation Agreement by and between the Registrant and Merck & Co., Inc., dated as of July 28, 2006, as amended October 10, 2006 and June 14, 2007	Amendment No. 2 to Form S-1 (Exhibit 10.10)	3/12/10	333-164574

10.12.2+	Amendment to the Participation Agreement by and between the Registrant and Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), dated as of May 28, 2010	Form 10-K (Exhibit 10.12.2)	3/30/12	001-33827

10.13+	Participation Agreement by and between the Registrant and Abbott Laboratories, dated as of March 28, 2008	Amendment No. 2 to Form S-1 (Exhibit 10.11)	3/12/10	333-164574

10.14.1	Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of March 31, 2008	Amendment No. 2 to Form S-1 (Exhibit 10.12)	3/12/10	333-164574

10.14.2+	Amendment to the Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of January 5, 2011	Form 10-K (Exhibit 10.14.2)	3/30/12	001-33827

10.15+	Supply Agreement by and between the Registrant and Corgenix Medical Corporation, dated as of March 20, 2009	Amendment No. 2 to Form S-1 (Exhibit 10.13)	3/12/10	333-164574

10.16+	License and Supply Agreement by and between the Registrant and Laboratory Corporation of America Holdings, dated as of May 13, 2010	Amendment No. 3 to Form S-1 (Exhibit 10.14)	8/31/10	333-164574

10.17+	License and Distribution Agreement by and between the Registrant and Inverness Medical Innovations, Inc. (predecessor to Alere Inc.), dated as of March 19, 2010	Amendment No. 4 to Form S-1 (Exhibit 10.15)	11/8/10	333-164574

10.18+	License and Distribution Agreement by and between the Registrant and bioMérieux SA, dated as of May 29, 2010	Amendment No. 4 to Form S-1 (Exhibit 10.16)	11/8/10	333-164574

10.19+	License and Distribution Agreement by and between the Registrant and Siemens Healthcare Diagnostics Inc., dated as of December 14, 2010	Amendment No. 9 to Form S-1 (Exhibit 10.17)	2/3/11	333-164574

10.20+	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011	Amendment No. 1 to Form 10-Q (Exhibit 10.1)	10/4/11	001-33827

Agreements with Executive Officers

10.21*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Pieter Muntendam, dated as of August 1, 2007	Form S-1 (Exhibit 10.11)	1/29/10	333-164574

10.22*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Neal Gordon, dated as of December 22, 2008	Form S-1 (Exhibit 10.12)	1/29/10	333-164574

10.23*	Amended and Restated Cash Severance Agreement by and between the Registrant and Aram Adourian, dated as of August 1, 2007	Amendment No. 4 to Form S-1 (Exhibit 10.23)	11/8/10	333-164574

10.24*	Amended and Restated Cash Severance Agreement by and between the Registrant and Anastasia Rader, dated as of August 1, 2007	Amendment No. 4 to Form S-1 (Exhibit 10.24)	11/8/10	333-164574

10.25*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers	Amendment No. 3 to Form S-1 (Exhibit 10.21)	8/31/10	333-164574

10.26*	Severance Agreement and Release by and between the Registrant and William Densel, dated as of March 26, 2013	Form 10-Q (Exhibit 10.1)	5/10/13	001-33827

10.27*	Severance Agreement and Release by and between the Registrant and Neal Gordon, effective as of January 10, 2013	Form 10-K (Exhibit10.33)	3/18/13	001-33827

10.28*	Consulting Agreement by and between the Registrant and Neal Gordon, effective as of January 1, 2013	Form 10-K (Exhibit10.34)	3/18/13	001-33827

10.29*	Side Letter Agreement by and between the Registrant and Aram Adourian, effective as of October 4, 2012	Form 10-K (Exhibit10.35)	3/18/13	001-33827

10.30*	Separation and Release Agreement by and between the Registrant and Charles H. Abdalian, Jr., effective as of November 13, 2013	Form 10-K (Exhibit 10.30)	3/27/14	001-33827

10.31*	Salary Modification Agreement by and between the Registrant and Anastasia Rader, effective as of January 7, 2013	Form 10-K (Exhibit10.37)	3/18/13	001-33827

10.32*	Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013	Form 10-Q (Exhibit 10.4)	8/9/13	001-33827

10.32.1*	First Amendment to Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 14, 2014	Form 10-K (Exhibit 10.33.1)	3/31/15	001-33827

10.32.2*	Second Amendment to Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated January 1, 2015		Form 10-K (Exhibit 10.32.2)	3/31/15	001-33827

10.33*	Employment Agreement by and between the Registrant and Stephen P. Hall, dated November 13, 2013		Form 10-K (Exhibit 10.33)	3/27/14	001-33827

10.33.1*	First Amendment to Employment Agreement by and between the Registrant and Stephen P. Hall, dated January 1, 2015		Form 10-K (Exhibit 10.33.1)	3/31/15	001-33827

Equity Compensation Plans

10.34*	2001 Stock Option and Incentive Plan, as amended		Form S-1 (Exhibit 10.15)	1/29/10	333-164574

10.35*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.16)	1/29/10	333-164574

10.36*	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.17)	1/29/10	333-164574

10.37*	Non-Qualified Stock Option Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013		Form 10-Q (Exhibit 10.5)	8/9/13	001-33827

10.38*	2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.25)	8/31/10	333-164574

10.39*	Form of Stock Option Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.26)	8/31/10	333-164574

10.40*	Form of Restricted Stock Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.27)	8/31/10	333-164574

10.41*	2010 Employee Stock Purchase Plan		Amendment No. 3 to Form S-1 (Exhibit 10.28)	8/31/10	333-164574

10.42*	Non-Employee Director Compensation Policy		Form 10-K (Exhibit 10.36)	3/30/12	001-33827

Agreements with Investors

10.43	Common Stock Purchase Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 10.1)	1/24/13	001-33827

Other Exhibits

21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/27/14	001-33827

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	3/31/15	001-33827

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

	Form 10-K (Exhibit 101)	3/31/15	001-33827

(*)	Management contract or compensatory plan or arrangement.
(+)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BG Medicine, Inc.

By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: April 30, 2015