Form 10-Q
period 2015-03-31
BG Medicine, Inc.
filed 2015-05-15
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the registrant had 34,653,150 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$1,612	$4,123
Accounts receivable	132	174
Inventory	280	400
Prepaid expenses and other current assets	249	154

Total current assets	2,273	4,851

Property and equipment, net	103	117
Intangible assets, net	120	135
Deposits and other assets	94	126

Total assets	$2,590	$5,229

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Term loan	1,856	2,960
Accounts payable	579	695
Accrued expenses	615	906
Other current liabilities	20	18

Total current liabilities	3,070	4,579

Other liabilities	86	93

Total liabilities	3,156	4,672

Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity
Common stock; $.001 par value; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 34,584,730 and 34,531,238 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	161,749	161,525
Accumulated deficit	(162,349)	(161,002)

Total stockholders’ (deficit) equity	(566)	557

Total liabilities and stockholders’ (deficit) equity	$2,590	$5,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Product revenues	$437	$739

Costs and operating expenses:
Product costs	149	248
Research and development	483	560
Selling and marketing	192	688
General and administrative	869	1,190

Total costs and operating expenses	1,693	2,686

Loss from operations	(1,256)	(1,947)
Interest income	—	2
Interest expense	(92)	(233)
Other expense	—	(1)

Net loss	$(1,348)	$(2,179)

Net loss per share - basic and diluted	$(0.04)	$(0.08)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	34,559,173	27,936,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(1,348)	$(2,179)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29	33
Stock-based compensation	225	176
Non-cash interest expense	32	61
Changes in operating assets and liabilities
Accounts receivable	42	(104)
Inventory	120	86
Prepaid expenses and other assets	(101)	(332)
Accounts payable, accrued expenses and other liabilities	(422)	(156)
Deferred revenue and customer deposits	32	36

Net cash flows used in operating activities	(1,391)	(2,379)

Cash flows from financing activities
Payments on term loan	(1,120)	(1,120)
Proceeds from the exercise of stock options	—	1

Net cash flows used in financing activities	(1,120)	(1,119)

Net decrease in cash	(2,511)	(3,498)

Cash, beginning of period	4,123	7,751

Cash, end of period	$1,612	$4,253

Supplemental disclosure of cash flow information

Cash paid for interest	$60	$163

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2015 and results of operations and cash flows for the interim periods ended March 31, 2015 and 2014.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, the Company had cash totaling $1.6 million, an outstanding balance of $1.9 million under a secured term loan facility, and stockholders’ deficit of $0.6 million. During the three months ended March 31, 2015, the Company incurred a net loss of $1.3 million, used $1.4 million of cash in operating activities and used $1.1 million of cash for payments on the term loan facility. The Company expects to continue to incur losses and use cash in operating activities and debt service for the foreseeable future.

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

Since September 11, 2014, the Company has implemented a reduction of approximately 68% of its workforce, or 15 people (the “Restructuring”), leaving 7 employees. The Company took this step in order to reduce its operating expenses and extend its cash runway in anticipation of the commercial launch of automated versions of the Company’s galectin-3 test. The automated galectin-3 tests are being developed and commercialized by the Company’s diagnostic instrument manufacturing partners and will be performed on the partners’ automated platforms.

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

Employees affected by the Restructuring were provided with severance arrangements including outplacement assistance. As a result of the Restructuring, the Company has recorded total one-time charges with respect to severance payments and benefits continuation of approximately $404,000 and $50,000 during 2014 and 2015, respectively. The Company paid approximately $277,000 of such expenses during the third and fourth quarters of 2014, $155,000 during the first quarter of 2015, and will pay the remaining $22,000, included in accrued expenses, during the second quarter of 2015. As a result of the Restructuring, the Company estimates it will generate annualized expense savings of approximately $2.1 million primarily from savings in employee salaries and benefits.

As further described in Note 8, the Company has a term loan facility that is secured by substantially all of the Company’s assets. The loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, the occurrence of a material adverse effect which could cause the lender to accelerate the payments by the Company under the term loan. As of April 30, 2015, the Company had approximately $0.7 million in cash and $1.5 million outstanding under the term loan, having made payments totaling approximately $1.5 million during the first four months of 2015.

Our common stock is currently listed for trading on the NASDAQ Capital Market. As disclosed in a Current Report on Form 8-K filed on March 13, 2015, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We subsequently requested a hearing before the Panel and during the hearing on April 16, 2015 we requested, and later in April 2015 we received, the approval from the Panel for an extension until August 10, 2015, subject to the achievement of certain milestones, within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. The Company’s plan of compliance includes, among other elements, effecting a reverse stock split of the Company’s common stock at a ratio in the range of 1:2 to 1:6, such ratio to be determined by the Company’s Board of Directors, and the issuance of shares of Series A Preferred in the Private Placement Financing (as defined below), both of which the Company will be seeking stockholder approval for at the Company’s 2015 annual meeting of stockholders. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending the hearing and the expiration of any extension granted by the Panel, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance within any extension period granted by the Panel.

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

The Company believes that its existing cash and proceeds from the Secured Convertible Promissory Notes (see Note 8 Subsequent Events note below) will be sufficient to fund its operations and service its debt into July 2015. For the foreseeable future and until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations and service its existing debt beyond July 2015. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to it. On November 13, 2014, the Company announced that it had retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include, among others, possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions.

The above circumstances along with the Company’s history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding its ability to continue as a going concern beyond July 2015. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$64	$64
Finished goods	216	336

Total inventories	$280	$400

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

The following table summarizes the computation of basic and diluted net loss per share for three months ended March 31, 2015 and 2014:

	Three months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Net loss	$(1,348)	$(2,179)
Weighted average number of shares - basic and diluted	34,559,173	27,936,530
Net loss per share - basic and diluted	$(0.04)	$(0.08)

For the three months ended March 31, 2015 and 2014, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	Three months Ended March 31,
	2015	2014
Options to purchase common stock	3,710,561	3,053,979
Warrants to purchase common stock	745,749	864,555

3.	Fair Value of Financial Instruments

At March 31, 2015, the Company’s financial instruments consisted of cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

4.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction.

The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at March 31, 2015 was 9.25% per annum. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity in August 2015. The term loan is secured by substantially all of the Company’s assets, other than its intellectual property, for which the Company has provided a negative pledge. The loan and security agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, or repurchase stock. In addition, the loan and security agreement contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including the Company’s cash. The events of default include, among others, non-payment of principal and interest when due, inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency and the occurrence of a material adverse effect (as defined in the loan and security agreement).

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

At March 31, 2015, the Company had $1.9 million outstanding under the term loan. Monthly debt payments of $0.37 million each are due in 2015 with the final payment due on August 1, 2015.

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

No amounts related to contingencies are accrued at March 31, 2015.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”), with Aspire Capital Fund, LLC to sell, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expires in June 2015. Under the Purchase Agreement, the Company initially issued 132,743 shares of its common stock as a commitment fee. The Company’s sales, if any, to Aspire will be made subject to market conditions, in light of its capital needs and under various limitations contained in the Purchase Agreement, including a floor price of $1.00 per share required by the Purchase Agreement. The Company was not eligible to sell any shares under the Purchase Agreement during the purchase period ended March 31, 2015 because the trading price of its common stock did not exceed the $1.00 floor price. The Company has not yet sold any shares under the Purchase Agreement, which expires in June 2015.

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

8.	Subsequent Events

Series A Preferred Stock Financing with Flagship

On May 12, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Company’s principal stockholders, Applied Genomic Technology Capital Fund, L.P., AGTC Advisors Fund, L.P. and Flagship Ventures Fund 2007 L.P. (the “Purchasers”), which are affiliates of our directors, Noubar B. Afeyan, Ph.D. and Harry W. Wilcox. Pursuant to the terms and subject to the conditions contained in the Purchase Agreement, the Company issued and sold to the Purchasers secured convertible promissory notes in aggregate principal amount of $500,000 (the “Notes”). In addition and pursuant to the terms of the Purchase Agreement, and subject to the approval of the Company’s stockholders at the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”) and the satisfaction or waiver of other closing conditions, the Company has agreed to issue and sell to the Purchasers $2,000,000 of shares of newly created Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), of the Company at the second closing to be held following the Company’s 2015 Annual Meeting (the “Second Closing”). The Notes and Series A Preferred Stock will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The issuance of the Notes and the Series A Preferred Stock are collectively referred to herein as the “Private Placement Financing.”

Secured Convertible Promissory Notes and Related Agreements

Subject to the approval of the issuance of the Series A Preferred Stock by the Company’s stockholders at the 2015 Annual Meeting, at the Second Closing the Notes will be automatically converted pursuant to their terms into that number of shares of Series A Preferred Stock equal to the principal amount of the Notes plus all accrued but unpaid interest thereon divided by the Purchase Price of the Series A Preferred Stock. The Notes will not be convertible into shares of Series A Preferred Stock unless and until the Company’s stockholders approve the issuance of shares of Series A Preferred Stock and the Second Closing is consummated. If the Notes have not been repaid or converted prior to the earlier of September 30, 2015 and the date the Company terminates the Purchase Agreement in accordance with its terms, the Company will be obligated to repay the outstanding principal amount of the Notes plus any accrued but unpaid interest thereon. In the event of a Change of Control (as defined in the Notes), the holders of the Notes will be entitled to the payment of a premium equal to two times the outstanding principal of the Notes, in addition to the payment of principal amount and accrued but unpaid interest thereon.

Contemporaneously with the execution and delivery of the Purchase Agreement and the issuance of the Notes by the Company to the Purchasers, the Company and the Purchasers entered into a Security Agreement (the “Security Agreement”), dated May 12, 2015, pursuant to which the Company granted to the Purchasers a security interest in substantially all of the Company’s assets, other than the Company’s intellectual property, to secure the Company’s obligations under the Notes. Pursuant to the terms of the Security Agreement, the Company’s intellectual property will become subject to the security interest granted by the Company to the Purchasers upon repayment of all amounts owed under that certain Loan and Security Agreement by and among the Company, General Electric Capital Corporation (“GECC”) as Agent, the Lenders and the Guarantors dated as of February 10, 2012, as amended (“the “GECC Agreement”). Pursuant to a Subordination and Intercreditor Agreement by and among the Company, the Purchasers and GECC , dated May 12, 2015, entered into contemporaneously with the execution and delivery of the Purchase Agreement, the Company’s payment obligations under the Notes are subordinated to the Company’s payment obligations under the GECC Agreement and the security interest granted by the Company to the Purchasers to secure the Company’s obligations under the Notes is subordinated to the security interest granted by the Company to GECC to secure the Company’s obligations under the GECC Agreement. In connection with the entry into the Purchase Agreement, the Company and GECC amended the GECC Agreement, dated May 12, 2015, to, among other things, permit the Company to enter into the Purchase Agreement and related agreements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world. On December 23, 2014, the FDA granted 510(k) clearance for Abbott’s ARCHITECT ® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3. We are currently focused on preparing for the anticipated U.S. market introduction of automated testing for galectin-3 by Abbott, which is expected to occur mid-2015.

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

Progress to Date

On December 23, 2014, the FDA granted 510(k) clearance for Abbott Laboratories’ ARCHITECT ® Galectin-3 assay, the first FDA cleared automated blood test for galectin-3. The clearance was obtained based on a 510(k) submission made to the FDA in February 2014, on behalf of Abbott, by Fujirebio Diagnostics, Incorporated, or Fujirebio. On May 8, 2015, in anticipation of the U.S. market launch of the Abbott Laboratories’ (Abbott) ARCHITECT® Galectin-3 assay, we amended our license and development agreement with Abbott. As Abbott takes the final steps toward making the assay available in the U.S., we and Abbott amended the agreement due to market dynamic considerations since the Galectin-3 assay first began development in 2009. We anticipate U.S. market introduction of Abbott’s ARCHITECT Galectin-3 automated assay in mid-2015.

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

Reimbursement for Galectin-3 Testing

Approximately 70% of heart failure patients in the United States are of Medicare age. Therefore, reimbursement by Medicare is important to our laboratory customers. In the United States, for the 2014 calendar year, the Centers for Medicare and Medicaid Services, or CMS, published a 2014 Medicare national limitation amount for the galectin-3 blood test (analyte-specific CPT ® Code 82777) at the amount of a crosswalked test (analyte-specific CPT ® Code 84244) whose 2014 national limitation amount was $30.01. This national limitation replaced the galectin-3 blood test’s national limitation amount of $17.80 that was effective in 2013. In 2015, the national limitation amount for the galectin-3 blood test was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply. In Europe, reimbursement is covered under the hospital budgeting process and typically applies to testing performed during emergency room visits and on hospital in-patients.

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

Subject to obtaining substantial additional financing, we expect to pursue new clinical claims and indications for the BGM Galectin-3 Test in assessing heart failure, as well as in related disorders. Expansion of the product label to include new clinical claims and indications for use will require additional clinical studies and clearance, or approval, by regulatory bodies, such as the FDA, and inclusion in our CE Mark for use in the EU. Our ability to engage in these activities would require us to obtain substantial additional financing.

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

Comparison of the Three Months ended March 31, 2015 and 2014

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		% Decrease
	2015	2014
	(in thousands)

Product revenues	$437	$739	(41%)

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the three months ended March 31, 2015 by $302,000, to $437,000 from $739,000 in the three months ended March 31, 2014. The decrease in product revenues resulted primarily from a 58% decline in orders from our largest customer. We have not yet recorded significant royalties from Abbott or bioMerieux’s automated versions of their galectin-3 assays.

Product Costs

Our product costs consist of expenses related to our BGM Galectin-3 Test. These expenses include the contract-manufacturing of the tests, the medical device excise tax, freight and royalty expenses payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from the sales of the test.

The following table provides information with respect to our product costs and product margins for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		% Decrease
	2015	2014
	(in thousands)

Product costs	$149	$248	(40%)
Product gross margin	66%	66%	—

Product costs decreased by 40%, or $99,000, to $149,000 in the three months ended March 31, 2015 as compared to $248,000 in the three months ended March 31, 2014. The decrease in product costs was commensurate with the decrease in product revenue.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		% Decrease
	2015	2014
	(in thousands)
Operating expenses
Research and development	$483	$560	(14%)
Selling and marketing	192	688	(72%)
General and administrative	869	1,190	(27%)

Total operating expenses	$1,544	$2,438	(37%)

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

Research and development expenses decreased by 14%, or $77,000, to $483,000 in the three months ended March 31, 2015 as compared to $560,000 in the three months ended March 31, 2014. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in salaries and consultant and professional service fees, partially offset by an increase in non-cash compensation.

Selling and Marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 72%, or $496,000, to $192,000 in the three months ended March 31, 2015 as compared to $688,000 in the three months ended March 31, 2014. The decreased expenditures were primarily due to the elimination of our sales team in the third quarter of 2014.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 27%, or $321,000, to $869,000 in the three months ended March 31, 2015 as compared to $1.2 million in the three months ended March 31, 2014. This decrease is due primarily to a decrease in salaries, corporate legal fees, and recruitment/relocation costs, partially offset by an increase in consulting fees.

Other Income and Expense

The following table summarizes other (expense) income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		% Decrease
	2015	2014
	(in thousands)
Other (expense) income
Interest income	$—	$2	(100%)
Interest expense	(92)	(233)	(61%)
Other expense	—	(1)	(100%)

Total other (expense) income	$(92)	$(232)	(60%)

Other (expense) income decreased by $140,000 primarily resulting from lower interest on our term loan, due to continued pay down of principal.

Liquidity and Capital Resources

Sources of Liquidity

We need immediate additional funding to continue our operations and support capital expenditures, which may not be available to us. Without modifications to our existing payment obligations or receipt of additional immediate funding, our existing cash, proceeds from the sale of our Secured Convertible Promissory Notes on May 12, 2015 (see Note 8 Subsequent Events note above) and other sources of liquidity may only be sufficient to fund our operations into July 2015. Our primary sources of liquidity have included our cash balances, sales of our equity securities, our term loan, product revenue from sales of our BGM Galectin-3 Test, and service revenue from the HRP initiative. As of March 31, 2015, we had $1.6 million of cash. As of April 30, 2015, we had cash totaling $0.7 million and an outstanding balance of $1.5 million under our secured term loan facility.

May 2015 Private Placement Financing

On May 12, 2015, we received additional cash of $0.5 million from the sale of our Secured Convertible Promissory Notes to purchasers affiliated with Flagship Ventures in accordance with the terms of a securities purchase agreement that we entered into on May 12, 2015, and subject to receipt of stockholder approval at our 2015 annual meeting of stockholders, we expect to receive an additional $2.0 million in the private placement financing that we disclosed on a Current Report on Form 8-K that we filed on May 12, 2015, or the Private Placement Financing, which is also described in Note 8 Subsequent Events of this Quarterly Report on Form 10-Q .

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

Common Stock Purchase Agreement with Aspire

On January 24, 2013, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term, which expires in June 2015. Under the Purchase Agreement, we initially issued 132,743 shares of our common stock as a commitment fee. Our sales to Aspire, if any, will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement. We were not eligible to sell any shares under the Purchase Agreement during the purchase period ended March 31, 2015 because the closing price of our common stock did not exceed the $1.00 minimum floor price required to use the facility. We have not yet sold any shares under the Purchase Agreement.

Over the term of the Purchase Agreement, if the Company’s common stock closes above the $1.00 minimum floor price that is required to use the facility, we have two ways to elect to sell common stock to Aspire on any business day we select: (1) through a regular purchase of up to 100,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date.

We also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that we maintain the effectiveness of our registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement.

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at March 31, 2015 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity in August 2015.

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

At March 31, 2015, we had $1.9 million outstanding under the term loan and at April 30, 2015, we had $1.5 million outstanding under the term loan.

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

NASDAQ Notice for Failure to Satisfy a Continued Listing Rule or Standard

Our common stock is currently listed for trading on the NASDAQ Capital Market. As disclosed in a Current Report on Form 8-K filed on March 13, 2015, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We subsequently requested a hearing before the Panel and during the hearing on April 16, 2015 we requested, and later in April 2015 we received, the approval from the Panel for an extension until August 10, 2015, subject to the achievement of certain interim milestones, within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. Our plan of compliance includes, among other elements, effecting a reverse stock split of our common stock at a ratio in the range of 1:2 to 1:6, such ratio to be determined by our Board of Directors, or the Reverse Stock Split, and the issuance of shares of Series A Preferred in the Private Placement Financing, both of which we will be seeking stockholder approval for at our 2015 annual meeting of stockholders. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending the hearing and the expiration of any extension granted by the Panel, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance within any extension period granted by the Panel.

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

Net Cash Flows

Cash (used in) provided by operating, investing and financing activities for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three months Ended March 31,
Summary Cash Flow Information	2015	2014	Change
	(in thousands)
Net cash used in:
Operating activities	$(1,391)	$(2,379)	$988
Financing activities	(1,120)	(1,119)	(1)

Net increase in cash	(2,511)	(3,498)	(987)

Cash at end of period	$1,612	$4,253	$(2,641)

Three months Ended March 31, 2015 and 2014

Net cash used in operating activities decreased primarily due to a decrease in our net loss for the current period as compared to the prior year period and changes in working capital related primarily to decreases in accounts payable and accrued expenses in the first quarter of 2015.

Net cash used in financing activities remained nearly consistent over the prior year due to the term loan repayment schedule.

Funding Requirements

During the three months ended March 31, 2015, we incurred a net loss of $1.3 million and used $1.4 million of cash in operations, and expect to continue to incur losses and use cash during 2015 and beyond. At March 31, 2015, we had cash totaling $1.6 million, and an outstanding balance of $1.9 million under our secured term loan facility. As of April 30, 2015, the Company had approximately $0.7 million in cash and $1.5 million outstanding under the term loan, having made payments totaling approximately $1.5 million during the first four months of 2015.

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

Under our arrangement with Aspire, we may require Aspire to purchase up to $12 million of our common stock under the Purchase Agreement, subject to the conditions and limitations contained therein, including a floor price of $1.00 per share. From January 1, 2015 through March 31, 2015, our closing stock price has ranged from a high of $1.08 to a low of $0.40. If the closing price of our common stock continues to trade below the $1.00 floor price, we will not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in June 2015.

At March 31, 2015, we had an outstanding balance of $1.9 million under the term loan facility and we are required to repay the principal monthly through maturity in August 2015. Our term loan is secured by substantially all of our assets. Our loan and security agreement contains customary events of default that entitle the lenders to cause any or all of our indebtedness under the loan and security agreement to become immediately due and payable and could cause the lenders to foreclose on the collateral securing the indebtedness, including our cash. The events of default include, among others, the occurrence of a material adverse effect, which could cause the lender to accelerate the payments by us under the term loan.

Until we have repaid all amounts due to the lenders under this term loan facility, our ability to raise additional funds through other debt financings is limited.

We believe that our existing cash and proceeds from the Secured Convertible Promissory Notes (see Note 8 Subsequent Events note above) will be sufficient to fund our operations and service our debt into July 2015. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations and service our existing debt beyond July 2015. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us and any financings may result in dilution to our stockholders.

The above circumstances along with our history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding our ability to continue as a going concern beyond July 2015. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds immediately to finance our operations and service our debt;

•	the revenue generated by sales of our cardiovascular diagnostic tests;

•	the rate of progress and cost of our commercialization activities, including the launch of the galectin-3 test on Abbotts’ automated platform;

•	the outcome, costs and timing of seeking regulatory clearance for our product candidates and for additional indications for existing products;

•	the success of our development efforts;

•	the expenses we incur in marketing and selling our products;

•	the emergence and effect of competing or complementary products;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	the trading price of our common stock being above the $1.00 closing floor price that is required for us to use the Purchase Agreement with Aspire;

•	the trading price of our common stock;

•	our ability to obtain stockholder approval for the Reverse Stock Split and the Private Placement Financing; and

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the three months ended March 31, 2015.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to raise additional funds immediately to finance our operations and service our debt;

•	the timing of the launch by Abbott of its FDA-cleared version of the galectin-3 test on Abbott’s automated platform;

•	our ability to continue as a going concern;

•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;

•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;

•	our ability to obtain regulatory clearance from the FDA for our CardioSCORE test and certain additional indications for our galectin-3 test;

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	the ability of our automated partners to develop and obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms and to commercialize any such tests;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our expectations regarding the use of our Purchase Agreement to obtain additional capital through sales of our common stock to Aspire and the trading price of our common stock being above the $1.00 closing floor price that is required for us to use this facility;

•	our ability to obtain stockholder approval for the Reverse Stock Split and Private Placement Financing;

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market;

•	our ability to enter into a strategic transaction that increases stockholder value;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 other than as set forth below:

We need immediate additional funding to continue our operations and support our capital expenditures, which may not be available to us. Without modifications to our existing payment obligations or receipt of additional funding, our existing cash and other sources of liquidity may only be sufficient to fund our limited operations through July 2015. If additional capital is not available, we may have to further curtail our operations, or take other actions that could adversely impact our shareholders.

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

Without modifications to our existing payment obligations or receipt of additional funding, we will require additional capital to continue our operations beyond July 2015. At March 31, 2015, we had cash totaling $1.5 million and an outstanding balance of $1.9 million under our secured term loan facility During the quarter ended March 31, 2015, we incurred a net loss totaling $1.3 million and used cash in operating activities totaling $1.4 million.

In May 2015, we entered into a Securities Purchase Agreement with affiliates of Flagship Ventures pursuant to which we issued approximately $500,000 in aggregate principal amount of securities convertible promissory notes. Pursuant to the agreement, we will sell approximately $2,000,000 of our newly created Series A Preferred Stock. The closing of this financing will be subject to satisfaction of various conditions, including stockholder approval. There can be no assurance that such financing will be completed. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern beyond July 2015.

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

Our secured term loan facility with General Electric Capital Corporation and our secured convertible promissory notes issued under the May 2015 Private Placement Financing contain affirmative and negative covenants that impose significant restrictions on our business and financing activities. If we default on our obligations, whether due to events beyond our control or otherwise, these parties would have the right to foreclose on all of our assets. A default could materially and adversely affect our operating results and our financial condition.

In February 2012, as amended in May 2013 and May 2015, we entered into a term loan facility with General Electric Capital Corporation and Comerica Bank, or the lenders. In May 2015, we entered issued secured convertible promissory notes to affiliates of Flagship Ventures, or the Purchasers, in the Private Placement Financing. As security for our obligations under the term loan facility, we granted the lenders a security interest in substantially all of our assets, other than our intellectual property, for which we have provided a negative pledge to the lenders. As security for our obligations under the secured convertible promissory notes, we granted the Purchasers a security interest in substantially all of our assets and, following the repayment of our obligations to the lenders, the security interest will also include our intellectual property.

These secured debt obligations contain several affirmative and negative covenants that impose significant restrictions on our business and operations. Among others, these covenants limit our ability to incur additional indebtedness; grant liens; merge or consolidate with another entity; dispose of our business or certain assets; change our business; make certain investments or declare dividends; engage in certain transactions with affiliates; encumber our intellectual property; or repurchase stock. Our failure to comply with these covenants may result in the declaration of an event of default that, if not cured or waived, could cause all amounts outstanding under the term loan facility and/or the secured convertible promissory notes to become due and payable immediately and could cause the lenders and/or the Purchasers to foreclose on the collateral securing the indebtedness. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the term loan facility may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

If we fail to regain and maintain compliance with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Capital Market. As disclosed in a Current Report on Form 8-K filed on March 13, 2015, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We subsequently requested a hearing before the Panel and during the hearing on April 16, 2015 we requested, and later in April 2015 we received, the approval from the Panel for an extension until August 10, 2015, subject to the achievement of certain interim milestones, within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. Our plan of compliance includes, among other elements, effecting a reverse stock split of our common stock at a ratio in the range of 1:2 to 1:6, such ratio to be determined by our Board of Directors, or the Reverse Stock Split, and the issuance of shares of Series A Preferred in the Private Placement Financing, both of which we will be seeking stockholder approval for at our 2015 annual meeting of stockholders. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending the results of the hearing and the expiration of any extension granted by the Panel, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance within any extension period granted by the Panel.

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

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. In May 2015, we closed on approximately $0.5 million in aggregate principal amount of secured convertible promissory notes in a private debt financing. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

The proposed Series A preferred stock financing, if completed, will result in immediate and significant dilution to our current shareholders.

The pricing terms for the sale of Series A Preferred Stock to be issued in the proposed preferred financing will result in substantial and immediate dilution of the interests of our existing stockholders. In addition, holders of the Series A Preferred Stock will be entitled to rights and preferences that are more favorable than those afforded to the holders of our common stock, including a preference on payments in the event of a liquidation or sale of the Company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Second Amendment to Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated January 1, 2015		Form 10-K (Exhibit 10.32.2)	3/31/15	001-33827

10.2*	First Amendment to Employment Agreement by and between the Registrant and Stephen P. Hall, dated January 1, 2015		Form 10-K (Exhibit 10.33.1)	3/31/15	001-33827

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements	X

(*)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: May 15, 2015	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Stephen P. Hall
Stephen P. Hall
Executive Vice President, Chief Financial Officer and Treasurer