Form 10-Q
period 2015-06-30
BG Medicine, Inc.
filed 2015-08-14
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33827

BG MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3506204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Wyman Street, Suite 300 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2015, the registrant had 8,742,638 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$178	$4,123
Accounts receivable (net of allowances for doubtful accounts of $151 and $0, respectively)	255	174
Inventory	300	400
Prepaid expenses and other current assets	415	154

Total current assets	1,148	4,851

Property and equipment, net	18	117
Intangible assets, net	106	135
Deposits and other assets	94	126

Total assets	$1,366	$5,229

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Term loan	745	2,960
Secured convertible notes	929	—
Accounts payable	610	695
Accrued expenses	1,273	906
Other current liabilities	80	18

Total current liabilities	3,637	4,579
Other liabilities	104	93

Total liabilities	3,741	4,672

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Common stock; $.001 par value; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 8,664,053 and 8,632,810 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	9	9
Additional paid-in capital	161,995	161,550
Accumulated deficit	(164,379)	(161,002)

Total stockholders’ (deficit) equity	(2,375)	557

Total liabilities and stockholders’ (deficit) equity	$1,366	$5,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)

Product revenues	$505	$799	$942	$1,538

Costs and operating expenses:
Product costs	172	281	320	529
Research and development	498	573	981	1,133
Selling and marketing	92	733	285	1,421
General and administrative	1,188	1,183	2,057	2,373

Total costs and operating expenses	1,950	2,770	3,643	5,456

Loss from operations	(1,445)	(1,971)	(2,701)	(3,918)
Interest income	—	—	—	2
Interest expense	(63)	(199)	(156)	(432)
Other (loss) income	(521)	1	(521)	—

Net loss	$(2,029)	$(2,169)	$(3,378)	$(4,348)

Net loss per share - basic and diluted	$(0.23)	$(0.26)	$(0.39)	$(0.56)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	8,657,845	8,478,866	8,648,869	7,735,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(3,378)	$(4,348)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52	67
Stock-based compensation	445	380
Non-cash interest expense	58	116
Provision for doubtful accounts	151	—
Loss on fair value of secured convertible notes	460	—
Loss on sale of property and equipment	64	—
Changes in operating assets and liabilities
Accounts receivable	(231)	(34)
Inventory	100	(95)
Prepaid expenses and other assets	(269)	(38)
Accounts payable, accrued expenses and other liabilities	298	(1,067)
Deferred revenue and customer deposits	32	27

Net cash flows used in operating activities	(2,218)	(4,992)

Cash flows from investing activities
Proceeds from the sale of property and equipment	13	—

Net cash flows provided by investing activities	13	—

Cash flows from financing activities
Proceeds from public offering	—	9,238
Costs related to public offering	—	(243)
Payments on term loan	(2,240)	(2,240)
Proceeds from ESPP purchases	—	2
Proceeds from the exercise of stock options	—	22
Proceeds from secured convertible note	500	—

Net cash flows (used in) provided by financing activities	(1,740)	6,779

Net (decrease) increase in cash	(3,945)	1,787

Cash, beginning of period	4,123	7,751

Cash, end of period	$178	$9,538

Supplemental disclosure of cash flow information

Cash paid for interest	$98	$319

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

The Company’s BGM Galectin-3® Test is an in vitro diagnostic device that employs a manual micro-titer platform to quantitatively measure galectin-3 levels in blood plasma or serum for use as an aid in assessing the prognosis of chronic heart failure in conjunction with clinical evaluation. The BGM Galectin-3® Test is cleared by the U.S. Food and Drug Administration (the “FDA”), is CE-marked and is currently available as a blood test in the United States and the European Union (“EU”).

The Company has entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world. On December 23, 2014, the FDA granted 510(k) clearance for the ARCHITECT ® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3, as an aid in assessing the prognosis of patients diagnosed with chronic heart failure in conjunction with clinical evaluation. On July 6, 2015, the Company announced that the ARCHITECT ® Galectin-3 assay is now available in the United States. This is the first automated test for galectin-3 to be introduced for commercial use in the United States. The ARCHITECT ® Galectin-3 assay is performed using the Abbott ARCHITECT ® automated immunoassay analyzer and is being commercialized through an agreement between the Company and Abbott.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2015 and results of operations and cash flows for the interim periods ended June 30, 2015 and 2014.

On July 8, 2015, the Company effected a 1-for-4 reverse stock split of its common stock. All previously reported common stock share amounts in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. As a result of the reverse stock split, the stated capital on the Company’s balance sheet attributable to its common stock, which consists of the par value per share of its common stock multiplied by the aggregate number of shares of its common stock issued and outstanding, will be reduced in proportion to the size of the reverse stock split. Correspondingly, the Company’s additional paid-in capital account, which consists of the difference between its stated capital and the aggregate amount paid to the Company upon issuance of all currently outstanding shares of its common stock, shall be credited with the amount by which the stated capital is reduced. The Company’s stockholders’ equity, in the aggregate, will remain unchanged.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

At June 30, 2015, the Company had cash totaling $178,000, an outstanding balance of $745,000 under a secured term loan facility, and stockholders’ deficit of $2.4 million. During the six months ended June 30, 2015, the Company incurred a net loss of $3.4 million, used $2.2 million of cash in operating activities and used $2.2 million of cash for payments on the term loan facility. The Company expects to continue to incur losses and use cash in operating activities for the foreseeable future.

The Company is in the early stages of commercializing its BGM Galectin-3 Test and assisting with the commercialization of the ARCHITECT® Galectin-3 assay. Interest in the testing for galectin-3 is increasing as a result of the Company’s market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, the Company will need to generate significant product revenues.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2014, the payment rate at which testing for galectin-3 is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”), was increased to $30.01 from $17.80 per test. In 2015, the national limitation amount for testing for galectin-3 was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply.

Since September 11, 2014, the Company has implemented a reduction of approximately 77% of its workforce, or 17 people (the “Restructuring”), leaving 5 employees. The Company took this step in order to reduce its operating expenses and extend its cash runway in anticipation of the commercial launch of automated versions of the Company’s galectin-3 test. The automated galectin-3 tests are being developed and commercialized by the Company’s diagnostic instrument manufacturing partners and will be performed on the partners’ automated platforms.

The Restructuring primarily eliminated the Company’s sales and marketing organization and removed certain positions in other functional areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by providing support to the marketing and selling efforts of its automated partners, clinical research studies that have incorporated galectin-3 testing and by expanding the BGM Galectin-3 Test’s labeling indications for use through additional clinical studies and clearances by the FDA.

Employees affected by the Restructuring were provided with severance arrangements including outplacement assistance. As a result of the Restructuring, the Company has recorded total charges with respect to severance payments and benefits continuation of approximately $404,000 and $98,000 during 2014 and 2015, respectively. Of the total $404,000 charges in 2014, $128,000 was recorded in research and development, $114,000 was recorded in sales and marketing, and $162,000 was recorded in general and administrative expense. Of the $98,000 charges in 2015, $41,000 was recorded in research and development and $57,000 was recorded in sales and marketing expense. The Company paid approximately $277,000 of such expenses during the third and fourth quarters of 2014, $208,000 during the first and second quarters of 2015, and will pay the remaining $4,000, included in accrued expenses, during the third quarter of 2015. As a result of the Restructuring, the Company estimates it will generate annualized expense savings of approximately $2.4 million primarily from savings in employee salaries and benefits.

In May 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Company’s principal stockholders, Pursuant to the terms and subject to the conditions contained in the Purchase Agreement, the Company issued and sold to the purchasers secured convertible promissory notes in aggregate principal amount of $500,000. In addition and pursuant to the terms of the Purchase Agreement, and as approved by the Company’s stockholders at the Company’s 2015 annual meeting of stockholders and the satisfaction or waiver of other closing conditions, the Company issued and sold to the purchasers $2,000,000 of shares of newly created Series A Preferred Stock, $0.001 par value per share of the Company at the second closing that was held on July 14, 2015 following the Company’s 2015 Annual Meeting.

In June 2015, the Company entered into a sublease agreement with a third party for the 880 Winter Street office space. The term of the sublease is from June 1, 2015 through December 31, 2018 covering the balance of the underlying lease term. The Company has recorded in operating costs total charges of $153,000 with respect to the net present value of the net costs that will continue to be incurred under the lease for its remaining term and the real estate brokerage commissions on the sublease. The Company has obtained office space on a short term rental basis and expects to generate annualized savings of approximately $240,000.

As further described in Note 4, the Company had a term loan facility that was secured by substantially all of the Company’s assets. On July 14, 2015, the Company paid off all of its outstanding obligations under the term loan. As of July 31, 2015, the Company had approximately $1.0 million in cash and $0 outstanding under the term loan, having made payments totaling approximately $3.2 million during the first seven months of 2015.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s common stock is currently listed for trading on the NASDAQ Capital Market. As previously disclosed, the Company was notified by NASDAQ that, because the Company did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, the Company’s common stock would be subject to delisting unless the Company timely requests a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. The Company subsequently requested a hearing before the Panel and during the hearing on April 16, 2015 the Company requested, and later in April 2015 the Company received, the approval from the Panel for an extension until August 20, 2015, subject to the achievement of certain milestones, within which to pursue its plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. In accordance with its plan of compliance, on July 8, 2015 the Company effected a 1-for-4 reverse stock split of its common stock and issued shares of Series A Preferred as described in Note 8, both of which were approved by the Company’s stockholders at its 2015 annual meeting of stockholders. While the Company’s common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending a determination by NASDAQ as to whether the Company has regained compliance with NASDAQ Listing Rules, there can be no assurance that NASDAQ will determine the Company has regained compliance or that the Company will maintain compliance with NASDAQ Listing Rules in the future.

A delisting of the Company’s common stock from The NASDAQ Capital Market could substantially further reduce the liquidity of its common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm the Company’s ability to raise capital through alternative financing sources on terms acceptable to the Company, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

The Company believes that its existing cash and proceeds from the sale of shares of the Company’s Series A Preferred Stock on July 14, 2015 and secured convertible promissory notes on May 12, 2015 and the public offering of shares of the Company’s common stock and warrants to purchase common stock that the Company expects to be completed on August 18, 2015 (see Note 8) will be sufficient to fund its operations into July 2016. For the foreseeable future and until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations beyond July 2016. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to the Company and any financings may result in dilution to the Company’s stockholders.

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

The above circumstances along with the Company’s history, the near term forecast of incurring net losses and negative operating cash flows, the Company’s dependence on near-term revenues generated from product fees due from a single automated partner, out limited experience with the amount and timing of sales made by its automated partners and its inability to predict the timing of the market introduction of automated tests and product fees generated by the sale of automated tests by its other automated partners raise substantial doubt regarding its ability to continue as a going concern beyond July 2016. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

In the past the Company did not provide an allowance for doubtful accounts or a reserve for sales returns as the Company has not experienced any credit losses, and returns are only allowed for defects in workmanship. On June 7, 2015, Health Diagnostic Laboratory, Inc. (“HDL”), which is the Company’s largest customer of its BGM Galectin-3 ® Test filed a voluntary petition for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. In light of this filing the Company has provided a provision for doubtful accounts of $151,000 in the quarter ended June 30, 2015.

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014

Raw materials	$46	$64
Finished goods	254	336

Total inventories	$300	$400

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

The following table summarizes the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)

Net loss	$(2,029)	$(2,169)	$(3,378)	$(4,348)
Weighted average number of shares - basic and diluted	8,657,845	8,478,866	8,648,869	7,735,630
Net loss per share - basic and diluted	$(0.23)	$(0.26)	$(0.39)	$(0.56)

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2015 and 2014, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	Three and Six Months Ended June 30,
	2015	2014
Options to purchase common stock	886,444	760,665
Warrants to purchase common stock	186,449	216,138

3.	Fair Value of Financial Instruments

At June 30, 2015, the Company’s financial instruments consisted of cash, accounts receivable, accounts payable and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

Fair Value of Financial Instruments

At June 30, 2015, the Company’s financial instruments consisted of cash, accounts receivable, accounts payable, a Preferred Stock Liability (see note 8), and debt. The carrying amounts of accounts receivable, accounts payable and short-term debt are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

In accordance with U.S. generally accepted accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The assets or liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth Company’s financial instruments which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	(in thousands)
Preferred stock liability	$—	$—	$31	$31
Secured convertible promissory notes	$—	$—	$929	$929

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liability (preferred stock liability) for the three months ending June 30, 2015:

(in thousands)
Balance at March 31, 2015	$—
Loss on recognition of preferred stock liability	79
Gain on revaluation of preferred stock liability	(48)

Balance at June 30, 2015	$31

The resulting initial recognition and subsequent revaluation were recorded as other income (expense) in the unaudited condensed consolidated statements of operations.

The table below sets forth a summary of changes in the fair value of the Company’s secured convertible notes for the three months ending June 30, 2015:

(in thousands)
Balance at March 31, 2015	$—
Principal proceeds	500
Loss on fair value adjustment	429

Balance at June 30, 2015	$929

The resulting fair value adjustment was recorded as other income (expense) in the unaudited condensed consolidated statements of operations.

The Preferred Stock Liability was valued using the Black-Scholes option pricing model using the following assumptions:

	May 12, 2015	June 30, 2015
Underlying security price	$2.12	$2.00
Strike price	2.68	$2.68
Risk-free interest rate	0.02%	0.03%
Expected dividend yield	0%	0%
Volatility factor	68.95%	73.8%
Expected term	0.22 years	0.08 years

The secured convertible promissory notes valuation analysis was based on the probability-weighted expected return method (“PWERM”) utilizing various scenarios for the expected payout of the instrument covering the full range of the potential outcomes. The PWERM determines the value of an instrument, based upon an analysis of future values for the subject instruments, which takes into consideration the full range of the potential cash flows available to the subject instrument. The instrument value is based upon the present value of the probability of each future outcome becoming available to the instrument, and the economic rights and preferences of the instrument.

Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the instruments using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. The fair value model used in valuing the convertible debt instrument utilizes the following inputs: conversion price per share, current and future stock prices, discount rate, and volatility. The following assumptions were made in the model: (1) conversion price of $2.68 per share, (2) future stock prices of $2.36 per share and $2.14 per share, (3) discount rate of 18.0%, and (3) expected stock price volatility of 51.0% and 55.0%.

4.	Term Loan

On February 10, 2012, the Company entered into a secured term loan facility, and a term loan in the aggregate principal amount of $10.0 million was funded upon the closing of the transaction. At June 30, 2015, the Company had $745,000 outstanding under the term loan.

On July 14, 2015, the Company paid off all of its outstanding obligations under that certain Loan and Security Agreement by and among the Company, General Electric Capital Corporation (“GECC”) as agent and the lenders and the guarantors thereto dated as of February 10, 2012, as amended (the “GECC Agreement”), and terminated the GECC Agreement. The security interest granted by the Company to GECC in its assets in connection with the GECC Agreement was also terminated at the time of the payoff. Notwithstanding the payoff, the warrants to purchase the Company’s common stock that the Company previously issued to GECC’s affiliate, GE Capital Equity Investments, Inc., and Comerica Bank in connection with the GECC Agreement, continue to remain outstanding in accordance with their terms and are not affected by the payoff.

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

No amounts related to contingencies are accrued at June 30, 2015.

6.	Common Stock Purchase Agreement

On January 24, 2013, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”), with Aspire Capital Fund, LLC to sell, at the Company’s option, up to an aggregate of $12.0 million of shares of its common stock over a two-year term, which expired in June 2015. The Company was not eligible to sell any shares under the Purchase Agreement during the purchase period ended June 30, 2015 because the trading price of its common stock did not exceed the $4.00 floor price. The Purchase Agreement expired in June 2015.

7.	Follow-on Public Offerings

On January 30, 2013, the Company closed a follow-on underwritten public offering of 1,725,000 shares of its common stock, at an offering price of $8.00 per share, for gross proceeds of $13.8 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2014, the Company closed a follow-on underwritten public offering of 1,613,000 shares of its common stock, at an offering price of $6.20 per share, for gross proceeds of $10.0 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

8.	Convertible Promissory Notes, Series A Preferred Stock and Other Subsequent Events

On May 12, 2015, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with the Company’s principal stockholders. Pursuant to the terms and subject to the conditions contained in the Series A Purchase Agreement, the Company issued and sold to the Purchasers secured convertible promissory notes in the aggregate principal amount of $0.5 million (the “Notes”). In addition, the Company agreed to issue to the Purchasers, and the Purchasers agreed to purchase from the Company, an aggregate of $2.0 million of shares of Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), at the second closing. The Company determined that the liability to issue the Series A Preferred Stock (the “Preferred Stock Liability”) at a future date was a freestanding instrument and should be accounted for as a liability. The Company remeasures the Preferred Stock Liability at fair value at each reporting period, with changes being recorded within other (loss) income in the unaudited condensed consolidated statements of operations. During the three month period ending June 30, 2015, the Company recorded other income of $48,000 upon remeasurement of the Preferred Stock Liability.

The Notes contain a compound embedded derivative that requires separate accounting from the host debt instrument. The Company elected the fair value option for the Notes as management believes recording the Notes at fair value better reflects the underlying economics of the transaction. The Company remeasures the Notes at fair value at each reporting period, with changes being recorded within other (loss) income in the unaudited condensed consolidated statements of operations.

Upon consummation of the Series A Purchase Agreement, the Company allocated the total principal proceeds of $0.5 million between the Preferred Stock Liability and the fair-valued Notes and recorded a loss of $0.5 million in other (loss) income in the unaudited condensed consolidated statements of operations.

Pursuant to the terms of the Series A Purchase Agreement, and as approved by the Company’s stockholders at the Company’s 2015 annual meeting of stockholders, the Company issued and sold to the Purchasers $2.0 million of shares Series A Preferred Stock of the Company at the second closing that was held on July 14, 2015 following the Company’s 2015 Annual Meeting (the “Second Closing”).

Secured Convertible Promissory Notes and Related Agreements

Subject to the approved issuance of the Series A Preferred Stock by the Company’s stockholders at the 2015 Annual Meeting in July 2015, at the Second Closing the Notes were automatically converted pursuant to their terms into that number of shares of Series A Preferred Stock equal to the principal amount of the Notes plus all accrued but unpaid interest thereon divided by the Purchase Price of the Series A Preferred Stock.

Contemporaneously with the execution and delivery of the Series A Purchase Agreement and the issuance of the Notes by the Company to the Purchasers, the Company and the Purchasers entered into a Security Agreement (the “Security Agreement”), dated May 12, 2015, pursuant to which the Company granted to the Purchasers a security interest in substantially all of the Company’s assets, other than the Company’s intellectual property, to secure the Company’s obligations under the Notes. Pursuant to the terms of the Security Agreement, the Company’s intellectual property will become subject to the security interest granted by the Company to the Purchasers upon repayment of all amounts owed under that certain Loan and Security Agreement by and among the Company, General Electric Capital Corporation (“GECC”) as Agent, the Lenders and the Guarantors dated as of February 10, 2012, as amended (“the “GECC Agreement”) referred as the “Term Loan” (See Note 4). Pursuant to a Subordination and Intercreditor Agreement by and among the Company, the Purchasers and GECC, dated May 12, 2015, entered into contemporaneously with the execution and delivery of the Series A Purchase Agreement, the Company’s payment obligations under the Notes are subordinated to the Company’s payment obligations under the GECC Agreement and the security interest granted by the Company to the Purchasers to secure the Company’s obligations under the Notes is subordinated to the security interest granted by the Company to GECC to secure the Company’s obligations under the GECC Agreement. In connection with the entry into the Series A Purchase Agreement, the Company and GECC amended the GECC Agreement, dated May 12, 2015, to, among other things, permit the Company to enter into the Series A Purchase Agreement and related agreements.

On July 14, 2015, the Company and the Purchasers entered into the First Amendment to the Series A Purchase Agreement (the “First Amendment”) pursuant to which the Company and the Purchasers agreed to extend the period of time following the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”) for the Second Closing to occur until July 14, 2015. On July 14, 2015 (the “Second Closing”), pursuant to the terms of the Series A Purchase Agreement, the Company issued and sold to the Purchasers 1,176,262 shares of newly designated Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), of the Company at a purchase price of $1.7003 per share (the “Purchase Price”) for aggregate gross cash proceeds of approximately $2.0 million. In addition, at the Second Closing, the $500,000 in aggregate principal amount of Notes, plus accrued but unpaid interest thereon, that the Company had issued to the Purchasers in the Initial Closing, converted into 298,181 shares of Series A Preferred Stock at the Purchase Price. Following the Second Closing in July 2015, the Company had issued an aggregate of 1,474,443 shares of Series A Preferred Stock, which are outstanding and held by the Purchasers.

BG Medicine, Inc. and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Second Closing was subject to the approval of the Company’s stockholders at the 2015 Annual Meeting in July 2015 and the satisfaction or waiver of other closing conditions. On July 7, 2015, the Company’s stockholders approved the issuance of shares of Series A Preferred Stock, shares of Series A Preferred Stock issuable upon conversion of the Notes and common stock issuable upon conversion of Series A Preferred Stock, at the 2015 Annual Meeting held on July 7, 2015.

The shares of Series A Preferred Stock have the rights, preferences and privileges set forth in the Certificate of Designations to the Company’s Restated Certificate of Incorporation (the “Certificate of Designations”) that was filed by the Company on July 14, 2015 with the Secretary of State of the State of Delaware. Each share of Series A Preferred Stock is initially convertible into one share of the Company’s common stock at any time at the option of each holder and automatically convertible upon the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. The conversion price will be subject to adjustment in the event that the Company issues other securities at a price per share less than the conversion price of the Series A Preferred Stock then in effect, subject to specified exceptions, and is also subject to adjustment in connection with stock splits, combinations, dividends and other corporate transactions affecting the common stock. The rights, preferences and privileges of the Series A Preferred Stock include full-ratchet anti-dilution protection until the first anniversary of the date that the Series A Preferred Stock is issued and weighted-average anti-dilution protection thereafter. A copy of the Certificate of Designations is filed as Exhibit 3.1 to this Current Report on Form 8-K and is incorporated herein by reference.

On August 13, 2015, the Company announced the pricing of an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) will have an exercise price of $1.00 per share. After the underwriting discount and estimated offering expenses payable by the Company, and subject to consummation of the closing, the Company expects to receive net proceeds of approximately $2.1 million. The offering is expected to close on August 18, 2015, subject to customary closing conditions.

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

Overview

We are developing and commercializing diagnostic products that may be used to help guide the care and management of patients who suffer from heart failure and related disorders. Our BGM Galectin-3 Test is our first U.S. Food and Drug Administration, or FDA, cleared and CE Marked diagnostic product. It is currently available as a manual or non-automated blood test in the United States and the European Union, or EU.

We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world. On December 23, 2014, the FDA granted 510(k) clearance for the ARCHITECT ® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3. On July 6, 2015, the Company issued a press release in which it announced that the ARCHITECT ® Galectin-3 assay is now available in the United States. This is the first automated test for galectin-3 to be introduced for commercial use in the United States. The ARCHITECT ® Galectin-3 assay is performed using the Abbott ARCHITECT ® automated immunoassay analyzer and is being commercialized through an agreement between the Company and Abbott.

We have evolved from a research and development company to a commercial diagnostics company. Our initial transition to a commercial organization began with the FDA 510(k) clearance of our first diagnostic product, the BGM Galectin-3 Test, in November 2010. The first stage of transition was substantially completed in the first half of 2013 with the elimination of research and development activities no longer core to our commercial strategy. The second stage of transition was initiated in anticipation of the U.S. introduction of automated testing for galectin-3 and the commencement of commercialization activities by our automated partners. In order to reduce operating expenses and extend our cash runway in anticipation of the commercial launch of automated testing for galectin-3, we implemented a reduction in our workforce on September 11, 2014. In so doing, we primarily eliminated our sales and marketing organizations and removed certain positions in other function areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by providing support to the marketing and selling efforts of our automated partners, clinical research studies that have incorporated galectin-3 testing and by expanding the BGM Galectin-3 Test’s labeling indications for use through additional clinical studies and clearances by the FDA.

On November 13, 2014, we announced that we had retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The strategic alternatives could include, among others, possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions.

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

Progress to Date

On December 23, 2014, the FDA granted 510(k) clearance for the ARCHITECT ® Galectin-3 assay, the first FDA cleared automated blood test for galectin-3 which is performed using the Abbott ARCHITECT ® automated immunoassay analyzer. The clearance was obtained based on a 510(k) submission made to the FDA in February 2014, on behalf of Abbott, by Fujirebio Diagnostics, Incorporated, or Fujirebio. This is the first automated test for galectin-3 to be cleared for use in the United States. On May 8, 2015, in anticipation of the U.S. market launch of the Abbott Laboratories’ (Abbott) ARCHITECT® Galectin-3 assay, we amended our license and development agreement with Abbott to account for market dynamic considerations since the Galectin-3 assay first began development in 2009. On July 6, 2015, we issued a press release in which we announced that the ARCHITECT ® Galectin-3 assay is now available in the United States. On July 27, 2015, we announced that in conjunction with the U.S. market introduction of automated testing for galectin-3, clinical and analytical performance data for galectin-3 testing using an Abbott ARCHITECT® automated immunoassay analyzer were presented at the 2015 American Association for Clinical Chemistry (AACC) Annual Meeting in Atlanta, GA.

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

We are commercializing the first FDA cleared automated test for galectin-3 through an agreement with Abbott whereby Abbott will promote, market, sell and distribute its automated test for galectin-3 to laboratory customers who utilize Abbott’s ARCHITECT ® immunoassay analyzer to perform automated testing for other analytes as well. We will support Abbott’s commercialization efforts by promoting the utility of galectin-3 as a clinical biomarker. In light of Abbott’s limited experience with commercialization of an automated assay for galectin-3, the timing or extent to which Abbott will be successful in driving customer adoption of the ARCHITECT ® Galectin-3 test is as yet uncertain.

We have evolved from a research and development company to a commercial diagnostics company. Our initial transition to a commercial organization began with the FDA 510(k) clearance of our first diagnostic product, the BGM Galectin-3 Test, in November 2010. The first stage of transition was substantially completed in the first half of 2013 with the elimination of research and development activities no longer core to our commercial strategy. The second stage of transition was initiated in anticipation of the U.S. introduction of automated testing for galectin-3 and the commencement of commercialization activities by our automated partners. In order to reduce operating expenses and extend our cash runway in anticipation of the commercial launch of automated testing for galectin-3, we implemented a reduction in our workforce on September 11, 2014. In so doing, we primarily eliminated our sales and marketing organizations and removed certain positions in other function areas, while preserving some senior management and other critical roles to support the clinical and commercial adoption of galectin-3 testing by providing support to the marketing and selling efforts of our automated partners, clinical research studies that have incorporated galectin-3 testing and by expanding the BGM Galectin-3 Test’s labeling indications for use through additional clinical studies and clearances by the FDA.

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

BioImage Study Patient Cohort and Banked Specimens

We have exclusive rights to diagnostic inventions arising from our analysis of a proprietary observational and community-based cohort of over 6,800 individuals who have been followed since 2009. Baseline blood serum, plasma, DNA, and RNA samples collected from all participants have been stored and are available for our analysis. In addition, insurance claims data, including information regarding diagnoses, procedures, and therapies related to over 1,200 non-fatal cardiovascular events that were experienced by participants in the cohort over the more than four years since follow-up was initiated is available to us for data mining. We believe that this asset provides us with a unique and proprietary platform from which we may validate and develop new diagnostic products. We are currently employing the BioImage Study Patient Cohort and banked specimens to evaluate new applications of our BGM Galectin-3 Test. Our ability to continue to engage in these activities may require us to obtain additional financing.

Recent Developments

We have been in discussions with HDL since its bankruptcy filing and HDL has indicated that it intends to continue operating its business, to purchase tests from us in the ordinary course and has agreed to accelerated payment terms and a limitation on amounts owed to us on such new orders. Shipments of galectin-3 test kits to HDL resumed on June 15, 2015 in volumes comparable to those that had been shipped immediately prior to the June 7, 2015 bankruptcy filing. On July 2, 2015, in accordance with the post-bankruptcy accelerated payment terms, we received timely payment from HDL for kit shipments the Company has made to HDL since June 15, 2015.

On July 14, 2015, we issued and sold 1,176,262 shares of our newly designated Series A Preferred Stock, $0.001 par value per share, or our Series A Preferred Stock, in a private placement to our principal stockholders at a purchase price of $1.7003 per share for aggregate gross cash proceeds of approximately $2.0 million. In addition, the $500,000 in aggregate principal amount of our senior secured convertible promissory notes, plus accrued but unpaid interest thereon, that we previously issued to our principal stockholders on May 12, 2015 converted into 298,181 shares of Series A Preferred Stock. Following the closing, we had issued an aggregate of 1,474,443 shares of Series A Preferred Stock.

On August 13, 2015, we announced the pricing of an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) will have an exercise price of $1.00 per share. After the underwriting discount and estimated offering expenses payable by the Company, and subject to consummation of the closing, the Company expects to receive net proceeds of approximately $2.1 million. The offering is expected to close on August 18, 2015, subject to customary closing conditions.

Comparison of the Three Months ended June 30, 2015 and 2014

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product Revenues	$505	$799	(37%)

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the three months ended June 30, 2015 by $294,000, to $505,000 from $799,000 in the three months ended June 30, 2014. The decrease in product revenues resulted primarily from a 40% decline in orders from our largest customer

Product Costs

Our product costs consist of expenses related to our BGM Galectin-3 Test. These expenses include the contract-manufacturing of the tests, the medical device excise tax, freight and royalty expenses payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from the sales of the test.

The following table provides information with respect to our product costs and product margins for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product costs	$172	$281	(39%)
Product gross margin	66%	65%	(1%)

Product costs decreased by 39%, or $109,000, to $172,000 in the three months ended June 30, 2015 as compared to $281,000 in the three months ended June 30, 2014. The decrease in product costs was commensurate with the decrease in product revenue.

Operating Expenses

The following table summarizes our operating expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)
Operating expenses
Research and development	$498	$573	(13%)
Selling and marketing	92	733	(87%)
General and administrative	1,188	1,183	0%

Total operating expenses	$1,778	$2,489	(29%)

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

Research and development expenses decreased by 13%, or $75,000, to $498,000 in the three months ended June 30, 2015 as compared to $573,000 in the three months ended June 30, 2014. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in salaries and consultant and professional service fees, partially offset by an increase in non-cash compensation.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 87%, or $641,000, to $92,000 in the three months ended June 30, 2015 as compared to $733,000 in the three months ended June 30, 2014. The decreased expenditures were primarily due to the elimination of our sales team in the third quarter of 2014.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses increased by 0%, or $5,000, to $1.2 million in the three months ended June 30, 2015 as compared to $1.2 million in the three months ended June 30, 2014. This increase is due primarily to an increase in consulting fees, one-time costs associated with the corporate office relocation and the provision for doubtful accounts partially offset by a decrease in salaries, corporate legal fees, and recruitment/relocation costs.

Other income and expense

The following table summarizes other (expense) income for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)
Other (expense) income
Interest income/other (expense) income	$(521)	$1	(52,000%)
Interest expense	(63)	(199)	(68%)

Total other (expense) income	$(584)	$(198)	(195%)

Other (expense) income decreased by $386,000 primarily resulting from a loss on the fair value of the secured convertible notes of $460,000, a $64,000 loss on disposal of property and equipment and partially offset by lower interest expense during the three months ended June 30, 2015 due to lower loan balances on our term loan because of our principal payments.

Results of Operations

Comparison of the Six Months ended June 30, 2015 and 2014

Revenues

The following table summarizes our total revenues for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product Revenues	$942	$1,538	(39%)

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the six months ended June 30, 2015 by $596,000, to $942,000, from $1.5 million in the six months ended June 30, 2014. The decrease in product revenues resulted primarily from a 49% decline in orders from our largest customer.

Product Costs

The following table provides information with respect to our product costs and product margins for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product costs	$320	$529	(40%)
Product gross margin	66%	66%	0%

Product costs decreased by 40%, or $209,000, to $320,000 in the six months ended June 30, 2015 as compared to $529,000 in the six months ended June 30, 2014. The decrease in product costs was commensurate with the decrease in product revenue.

Operating Expenses

The following table summarizes our operating expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)
Operating expenses
Research and development	$981	$1,133	(13%)
Selling and marketing	285	1,421	(80%)
General and administrative	2,057	2,373	(13%)

Total operating expenses	$3,323	$4,927	(33%)

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

Research and development expenses decreased by 13%, or $152,000, to $981,000 in the six months ended June 30, 2015 as compared to $1.1 million in the six months ended June 30, 2014. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in salaries and consultant and professional service fees, partially offset by an increase in non-cash compensation.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 80%, or $1.1 million, to $285,000 in the six months ended June 30, 2015 as compared to $1.4 million in the six months ended June 30, 2014. The decreased expenditures were primarily due to the elimination of our sales team in the third quarter of 2014.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 13%, or $316,000, to $2.1 million in the six months ended June 30, 2015 as compared to $2.4 million in the six months ended June 30, 2014. This decrease is due primarily to a decrease in salaries, corporate legal fees, and recruitment/relocation costs, partially offset by an increase in consulting fees, one-time costs associated with the corporate office relocation and the provision for doubtful accounts.

Other income and expense

The following table summarizes other (expense) income for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		% Increase (Decrease)
	2015	2014
	(in thousands)
Other (expense) income
Interest income/other (expense) income	(521)	2	(25950%)
Interest expense	(156)	(432)	(64%)

Total other (expense) income	$(677)	$(430)	(57%)

Other (expense) income decreased by $247,000 primarily resulting a loss on the fair value of the secured convertible debt of $460,000, a loss on the disposal of property and equipment and partially offset by less interest expense due to continued paydown of principal on the term debt.

Liquidity and Capital Resources

Sources of Liquidity

We need immediate additional funding to continue our operations and support capital expenditures, which may not be available to us. Without modifications to our existing payment obligations or receipt of additional immediate funding, our existing cash, proceeds from the sale of our shares of Series A Preferred Stock on July 14, 2015 and Secured Convertible Promissory Notes on May 12, 2015 (see Note 8), the public offering of shares of our common stock and warrants to purchase common stock that we expect to completed on August 18, 2015 (see Note 8) and other sources of liquidity may only be sufficient to fund our operations into July 2016. Our primary sources of liquidity have included our cash balances, sales of our equity securities, our term loan, product revenue from sales of our BGM Galectin-3 Test, and service revenue from the HRP initiative. As of June 30, 2015, we had $178,000 of cash. As of July 31, 2015, we had cash totaling $1.0 million and an outstanding balance of $0 under our secured term loan facility. We expect to received net proceeds of approximately $2.1 million from our public offering of shares of our common stock and warrants, which we expect to close on August 18, 2015.

Series A Preferred Stock and Secured Convertible Promissory Note Financing

On May 12, 2015, we received additional cash of $0.5 million from the sale of our secured convertible promissory notes to purchasers affiliated with Flagship Ventures in accordance with the terms of a Securities Purchase Agreement, or Series A Purchase Agreement, that we entered into on May 12, 2015. On July 14, 2015, we issued and sold 1,176,262 shares of our newly designated Series A Preferred Stock, $0.001 par value per share, or our Series A Preferred Stock, in a private placement to purchasers affiliated with Flagship Ventures at a purchase price of $1.7003 per share for aggregate gross cash proceeds of approximately $2.0 million. In addition, the $500,000 in aggregate principal amount of our secured convertible promissory notes, plus accrued but unpaid interest thereon, that we previously issued converted into 298,181 shares of Series A Preferred Stock. Following the closing, we had issued an aggregate of 1,474,443 shares of Series A Preferred Stock.

Follow-on Underwritten Public Offerings

On August 13, 2015, we announced the pricing of an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) will have an exercise price of $1.00 per share. After the underwriting discount and estimated offering expenses payable by us, and subject to consummation of the closing, we expect to receive net proceeds of approximately $2.1 million. The offering is expected to close on August 18, 2015, subject to customary closing conditions.

On April 8, 2014, we closed a follow-on underwritten public offering of 1,613,000 shares of our common stock, at an offering price of $6.20 per share, for gross proceeds of $10.0 million. The net offering proceeds that we received, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

On January 30, 2013, we closed a follow-on underwritten public offering of 1,725,000 shares of our common stock, which included the sale of 225,000 shares pursuant to the underwriters’ over-allotment option. The net offering proceeds that we received, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $12.8 million.

November 2014 Announcement Regarding Exploration of Strategic Alternatives

On November 13, 2014, we announced that we initiated a process to explore and consider a full range of strategic alternatives available to us to enhance shareholder value. Strategic alternatives could include possible joint ventures, strategic partnerships or alliances, a merger or sale of the Company or other possible transactions. We engaged Stifel, Nicolaus & Company, Incorporated as our financial advisor to assist us in this.

Common Stock Purchase Agreement with Aspire

On January 24, 2013, we entered into a Common Stock Purchase Agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $12.0 million of shares of our common stock over a two-year term.

The Company did not sell any shares under the Aspire Agreement, which expired in June 2015.

Secured Term Loan Facility

In February 2012, we entered into a secured term loan facility with General Electric Capital Corporation and Comerica Bank, and a term loan in the aggregate principal amount of $10.0 million was funded to us upon the closing of the transaction. The term loan accrues interest at a rate of 8% per annum plus the higher of (a) the 3-month LIBOR rate or (b) 1.25%. The interest rate in effect at June 30, 2015 was 9.25%. Interest only payments were made for the first twelve months of the loan term. Following that initial twelve month period, principal and interest payments are required to be paid on a monthly basis through maturity in August 2015.

At June 30, 2015, we had $0.7 million outstanding under the term loan and on July 14, 2015, we paid off all of our outstanding obligations under the term loan.

NASDAQ Notice for Failure to Satisfy a Continued Listing Rule or Standard

Our common stock is currently listed for trading on the NASDAQ Capital Market. As previously disclosed, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We subsequently requested a hearing before the Panel and during the hearing on April 16, 2015 we requested, and later in April 2015 we received, the approval from the Panel for an extension until August 20, 2015, subject to the achievement of certain interim milestones, within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. In accordance with our plan of compliance, on July 8, 2015 we effected a 1-for-4 reverse stock split of our common stock and issued shares of Series A Preferred as described above under “–Series A Preferred Stock and Secured Convertible Promissory Note Financing”, both of which were approved by our stockholders at our 2015 annual meeting of stockholders. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending a determination by NASDAQ as to whether we have regained compliance with NASDAQ Listing Rules, there can be no assurance that NASDAQ will determine we have regained compliance or that we will maintain compliance with NASDAQ Listing Rules in the future.

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

Net Cash Flows

Cash (used in) provided by operating, investing and financing activities for the six months ended June 30, 2015 and 2014 is summarized as follows:

	Six Months Ended June 30,
Summary Cash Flow Information	2015	2014	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(2,218)	$(4,992)	$2,774
Investing activities	13	—	13
Financing activities	(1,740)	6,779	(8,519)

Net (decrease)/increase in cash	(3,945)	1,787	(5,732)

Cash at end of period	$178	$9,538	$(9,360)

Six Months Ended June 30, 2015 and 2014

Net cash used in operating activities decreased primarily due to a decrease in our net loss and non-cash charges for the six month period ended June 30, 2015 compared to the same period in 2014, partially offset by an increase in changes in working capital related primarily to a large decrease in accounts payable, accrued expenses and other current liabilities in the six month period ended June 30, 2014.

Net cash provided by investing activities increased due to the proceeds received from the sale of property and equipment in the six month period ended June 30, 2015 for which we received no similar proceeds in the six month period ended June 30, 2014.

Net cash provided by financing activities decreased due net proceeds of $9.0 million received from our follow-on public offerings in April 2014 for which we received no similar proceeds in the six month period ended June 30, 2015, partially offset by the $0.5 million secured convertible promissory note financing received in May 2015.

Funding Requirements

During the six months ended June 30, 2015, we incurred a net loss of $3.4 million and used $2.2 million of cash in operations, and expect to continue to incur losses and use cash during 2015 and beyond. At June 30, 2015, we had cash totaling $178,000, and an outstanding balance of $745,000 under our secured term loan facility. As of July 31, 2015, the Company had approximately $1.0 million in cash and $0 outstanding under the term loan, having made payments totaling approximately $3.2 million during the first seven months of 2015 and having paid off all of our outstanding obligations under the secured term loan facility on July 14, 2015.

Effective January 1, 2014, the payment rate at which our BGM Galectin-3 Test is reimbursed by CMS was increased to $30.01 from $17.80 per test. In 2015, the national limitation amount for our BGM Galectin-3 Test was reduced to $29.93 and applies across the U.S., except in Ohio and West Virginia where rates of $23.93 and $26.33, respectively, apply. We are in the early stages of commercializing testing for galectin-3. Interest in the galectin-3 testing is increasing as a result of our market development activities, although it has not yet translated into significant revenue. In order to achieve profitability, we will need to generate significant product revenues.

On July 14, 2015, we issued and sold 1,176,262 shares of our newly designated Series A Preferred Stock, $0.001 par value per share, or our Series A Preferred Stock, in a private placement to our principal stockholders at a purchase price of $1.7003 per share for aggregate gross cash proceeds of approximately $2.0 million. In addition, the $500,000 in aggregate principal amount of our senior secured convertible promissory notes, plus accrued but unpaid interest thereon, that we previously issued to our principal stockholders on May 12, 2015 converted into 298,181 shares of Series A Preferred Stock at the purchase price. Following the Second Closing in July 2015, we had issued an aggregate of 1,474,443 shares of Series A Preferred Stock, which are outstanding and held by the purchasers.

On August 13, 2015, we announced the pricing of an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) will have an exercise price of $1.00 per share. After the underwriting discount and estimated offering expenses payable by us, and subject to the consummation of the closing, we expect to receive net proceeds of approximately $2.1 million. The offering is expected to close on August 18, 2015, subject to customary closing conditions.

We believe that our existing cash and proceeds from the sale of our shares of Series A Preferred Stock on July 14, 2015 and Secured Convertible Promissory Notes on May 12, 2015 (see Note 8) and the public offering of shares of our common stock and warrants to purchase common stock that we expect to completed on August 18, 2015 (see Note 8) will be sufficient to fund our operations into July 2016. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations beyond July 2016. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us and any financings may result in dilution to our stockholders.

The above circumstances along with our history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding our ability to continue as a going concern beyond July 2016. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report, in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations;

•	the revenue generated by sales of our cardiovascular diagnostic tests;

•	the rate of progress and cost of our commercialization activities, including the launch of the galectin-3 test on Abbotts’ automated platform;

•	the expected closing of our public offering of shares of common stock and warrants, which is expected to occur on August 18, 2015;

•	the outcome, costs and timing of seeking regulatory clearance for our product candidates and for additional indications for existing products;

•	the success of our development efforts;

•	the expenses we incur in marketing and selling our products;

•	the emergence and effect of competing or complementary products;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	the trading price of our common stock; and

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the six months ended June 30, 2015.

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

•	our ability to raise additional funds immediately to finance our operations;

•	the commercialization by Abbott of its FDA-cleared version of the galectin-3 test on Abbott’s automated platform;

•	our ability to continue as a going concern;

•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;

•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;

•	our ability to obtain regulatory clearance from the FDA for our CardioSCORE test and cardiovascular risk assessment and additional indications for our galectin-3 test;

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	the ability of our automated partners to develop and obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms and to commercialize any such tests;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	our ability to obtain stockholder approval for the Reverse Stock Split and Private Placement Financing;

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Capital Market;

•	our ability to enter into a strategic transaction that increases stockholder value;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests;

•	our ability to service the principal and interest amounts payable under our secured term loan facility; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and “Risk Factors” in Part II – Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II – Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 3, 2015, except as noted below:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II – Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, other than as set forth below:

The holders of our Series A Preferred Stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including preferential payments upon a liquidation, as well as dividend and registration rights associated with their shares.

On July 14, 2015, we issued an aggregate of 1,474,443 shares of newly designated Series A Preferred Stock, $0.001 par value per share, or Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to a number of rights and preferences which holders of our outstanding common stock do not and will not have. Among these rights and preferences is a preference on liquidation of the Company, which means that holders of the Series A Preferred Stock will be entitled to receive the proceeds out of any liquidation of the Company before any such proceeds are paid to holders of our common stock. Upon liquidation, including deemed liquidations pursuant to a merger, consolidation or a sale of all or substantially all of our assets, the holders of Series A Preferred Stock will be entitled to be paid first out of any proceeds in the amount of $1.7003 per share, which was the price at which shares of Series A Preferred Stock were sold on July 14, 2015, plus all accrued but unpaid dividends on the shares of Series A Preferred Stock, and prior to payment of any amounts on our common stock. Thereafter, the holders of Series A Preferred Stock will also share pro rata on an as converted to common stock basis in payments made to the holders our common stock. Accordingly, the holders of the Series A Preferred Stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of our common stock and then share in any proceeds paid to holders of our common stock. As a result, only the sale or liquidation proceeds in excess of the liquidation preference plus accrued but unpaid dividends would be available for distribution to holders of our common stock.

Holders of our Series A Preferred Stock also have significant rights with respect to certain actions that the Company may wish to take from time to time. At any time prior to the conversion of the Series A Preferred Stock, the consent of the holders of at least a majority of the Series A Preferred Stock then outstanding, voting together as a single class, will be required for the Company to take certain actions, including, among other things: liquidating, dissolving or winding up the business and affairs of the Company or effecting any merger, consolidation or other liquidation event; amending, altering or repealing any provision of the Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock or the Bylaws of the Company; creating or authorizing any class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock or increasing the number of authorized shares of Series A Preferred Stock; purchasing, redeeming, paying or declaring dividends on any shares of our capital stock, with certain exceptions; increasing or decreasing the size of our board of directors; and specified other matters. As a result, we will not be able to take any of these actions without first seeking and obtaining the approval of the holders of our Series A Preferred Stock. We may not be able to obtain such approval in a timely manner or at all, even if we think that taking the action for which we seek approval is in the best interests of the Company.

On July 14, 2015, we also entered into the Fifth Amended and Restated Investor Rights Agreement, or the Investor Rights Agreement, with the holders of our Series A Preferred Stock, as well as the stockholders who hold shares of our common stock that are registrable securities our then existing Fourth Amended and Restated Investor Rights Agreement dated as of July 10, 2008. Under the terms of the Investor Rights Agreement, we granted certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock. Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

The holders of the Series A Preferred Stock represent a significant voting interest in the Company.

Each share of Series A Preferred Stock is initially convertible into one share of our common stock, subject to adjustment, at any time at the option of each holder and automatically upon the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. Assuming the full conversion of all of the shares of Series A Preferred Stock into our common stock, the holders of the Series A Preferred Stock and their affiliates would represent approximately 27.7% of our issued and outstanding capital stock as of July 31, 2015. Prior to such conversion, holders of Series A Preferred Stock will be entitled to vote with the holders of our common stock on an as-converted basis, except that no holder of Series A Preferred Stock will be entitled to cast votes for the number of shares of common stock issuable upon conversion of the Series A Preferred Stock held by such holder that exceeds (subject to a proportionate adjustment in the event of a stock split, stock dividend, combination or other proportionate recapitalization) the quotient of (A) the aggregate purchase price paid by such holder for its Series A Preferred Stock, divided by (B) the greater of (i) $3.20 and (ii) the closing price of the Common Stock on the trading day immediately prior to the date its Series A Preferred Stock is issued, which was $1.40. Therefore, as of July 31, 2015, the holders of Series A Preferred Stock and their affiliates held approximately 22.4% of the voting power of the Company.

If we fail to regain and maintain compliance with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Capital Market. As disclosed in a Current Report on Form 8-K filed on March 13, 2015, we were notified by NASDAQ that, because we did not maintain a minimum closing bid price of $1.00, or minimum bid price deficiency, and did not meet the minimum $2.5 million in stockholders’ equity, or stockholders’ equity deficiency, as required by NASDAQ Listing Rules, our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. We subsequently requested a hearing before the Panel and during the hearing on April 16, 2015 we requested, and later in April 2015 we received, the approval from the Panel for an extension until August 20, 2015, subject to the achievement of certain interim milestones, within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. In accordance with our plan of compliance, on July 8, 2015 we effected a 1-for-4 reverse stock split of our common stock and issued shares of Series A Preferred as described above under “–Series A Preferred Stock and Secured Convertible Promissory Note Financing”, both of which were approved by our stockholders at our 2015 annual meeting of stockholders. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “BGMD” pending the results of the hearing and the expiration of any extension granted by the Panel, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance within any extension period granted by the Panel.

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

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon Health Diagnostic Laboratory, Inc., or HDL, which is our largest customer and was responsible for approximately 80% of our galectin-3 sales in 2014. Any disruption in HDL’s operations or problems that otherwise adversely affect our business relationship with HDL could result in a delay or interruption of the sales volume of our galectin-3 test.

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon HDL, which was responsible for approximately 80% of our galectin-3 test sales in 2014 and approximately 60% of the Company’s revenues for the fiscal quarter ended March 31, 2015. In March 2011, we entered into a supply agreement with HDL pursuant to which HDL agreed to make our microplate galectin-3 test available to physicians in the United States. Under the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance as reasonably requested by HDL, and HDL agreed to perform certain sales, marketing and marketing education activities in support of our galectin-3 test. On June 7, 2015, HDL filed a voluntary petition for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. We have been in discussions with HDL since its bankruptcy filing and HDL has indicated that it intends to continue operating its business, to purchase tests from the Company in the ordinary course and has agreed to accelerated payment terms and a limitation on amounts owed to the Company on such new orders. However, we may suffer significant losses as a result of HDL’s bankruptcy filing or any related business interruptions experienced by HDL or if our relationship with HDL is otherwise adversely affected. Any prolonged disruption in HDL’s operations or problems that otherwise undermine our business relationship with HDL could have a significant negative impact on our ability to execute on our commercialization strategy for our galectin-3 test in the United States and to maintain or increase the sales volume of our galectin-3 test.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1.1	Restated Certificate of Incorporation of BG Medicine, Inc.		Form 8-K (Exhibit 3.1)	2/11/11	001-33827

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of BG Medicine, Inc., dated July 8, 2015.		Form 8-K (Exhibit 3.1)	7/8/15	001-33827

3.1.3	Certificate of Designations of Series A Preferred Stock of BG Medicine, Inc. filed with the Secretary of State of the State of Delaware on July 14, 2015		Form 8-K (Exhibit 3.1)	7/15/15	001-33827

4.1	Form of Secured Convertible Promissory Note issued by BG Medicine, Inc. to each of the Purchasers		Form 8-K/A (Exhibit 4.1)	6/9/15	001-33827

4.2	Form of Senior Indenture		Form S-3 (Exhibit 4.8)	5/19/15	333-204307

4.3	Form of Subordinated Indenture		Form S-3 (Exhibit 4.9)	5/19/15	333-204307

10.1.1	Securities Purchase Agreement by and between BG Medicine, Inc. and the purchasers named therein, dated May 12, 2015		Form 8-K/A (Exhibit 10.1)	6/9/15	001-33827

10.1.2	First Amendment to Securities Purchase Agreement by and between BG Medicine, Inc. and the purchasers named therein, dated July 14, 2015		Form 8-K (Exhibit 10.1)	7/15/15	001-33827

10.2	Security Agreement by and between BG Medicine, Inc. and the purchasers named therein, dated May 12, 2015		Form 8-K/A (Exhibit 10.2)	6/9/15	001-33827

10.3	Subordination and Intercreditor Agreement by and between BG Medicine, Inc., the purchasers named therein and General Electric Capital Corporation, dated May 12, 2015		Form 8-K/A (Exhibit 10.3)	6/9/15	001-33827

10.4	Second Amendment to Loan and Security Agreement by and between BG Medicine, Inc. and General Electric Capital Corporation, dated May 12, 2015		8-K/A (Exhibit 10.4)	6/9/15	001-33827

10.5	Fifth Amended and Restated Investor Rights Agreement by and between BG Medicine, Inc. and the stockholders named therein, dated July 14, 2015.		Form 8-K (Exhibit 10.2)	7/15/15	001-33827

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Temporary Hardship Exemption per Regulation S-T	X

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*	To be filed or furnished by amendment per Temporary hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: August 14, 2015	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: August 14, 2015	By:	/s/ Stephen P. Hall
Stephen P. Hall
Executive Vice President, Chief Financial Officer and Treasurer