Form 10-Q/A
period 2015-06-30
BG Medicine, Inc.
filed 2015-08-18
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2 to Form 10-Q)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed by BG Medicine, Inc. with the Securities and Exchange Commission (the “Commission”) on August 14, 2015, as amended by Amendment No. 1 to the Quarterly Report on Form 10-Q filed on August 17, 2015 (collectively, the “Amended Report”). This Amendment is being filed solely for the purpose of furnishing the Interactive Data File as Exhibit 101, in accordance with Rule 405 of Regulation S-T, to Item 6 of Part II of the Amended Report.

Except as described above, no other changes have been made to the Amended Report and this Amendment does not modify or update disclosures in the Amended Report and does not reflect subsequent events occurring after date of the Amended Report. Accordingly, this Amendment should be read in conjunction with the Amended Report, which continues to speak as of the date of the Amended Report.

Item 6. EXHIBITS

(a)Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1.1	Restated Certificate of Incorporation of BG Medicine, Inc.		Form 8-K (Exhibit 3.1)	2/11/11	001-33827

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of BG Medicine, Inc., dated July 8, 2015.		Form 8-K (Exhibit 3.1)	7/8/15	001-33827

3.1.3	Certificate of Designations of Series A Preferred Stock of BG Medicine, Inc. filed with the Secretary of State of the State of Delaware on July 14, 2015		Form 8-K (Exhibit 3.1)	7/15/15	001-33827

4.1	Form of Secured Convertible Promissory Note issued by BG Medicine, Inc. to each of the Purchasers		Form 8-K/A (Exhibit 4.1)	6/9/15	001-33827

4.2	Form of Senior Indenture		Form S-3 (Exhibit 4.8)	5/19/15	333-204307

4.3	Form of Subordinated Indenture		Form S-3 (Exhibit 4.9)	5/19/15	333-204307

10.1.1	Securities Purchase Agreement by and between BG Medicine, Inc. and the purchasers named therein, dated May 12, 2015		Form 8-K/A (Exhibit 10.1)	6/9/15	001-33827

10.1.2	First Amendment to Securities Purchase Agreement by and between BG Medicine, Inc. and the purchasers named therein, dated July 14, 2015		Form 8-K (Exhibit 10.1)	7/15/15	001-33827

10.2	Security Agreement by and between BG Medicine, Inc. and the purchasers named therein, dated May 12, 2015		Form 8-K/A (Exhibit 10.2)	6/9/15	001-33827

10.3	Subordination and Intercreditor Agreement by and between BG Medicine, Inc., the purchasers named therein and General Electric Capital Corporation, dated May 12, 2015		Form 8-K/A (Exhibit 10.3)	6/9/15	001-33827

10.4	Second Amendment to Loan and Security Agreement by and between BG Medicine, Inc. and General Electric Capital Corporation, dated May 12, 2015		8-K/A (Exhibit 10.4)	6/9/15	001-33827

10.5	Fifth Amended and Restated Investor Rights Agreement by and between BG Medicine, Inc. and the stockholders named therein, dated July 14, 2015.		Form 8-K (Exhibit 10.2)	7/15/15	001-33827

10.6+**	Third Amendment to Galectin-3 License and Distribution Agreement by and between BG Medicine, Inc. and Abbott Laboratories, dated May 8, 2015.

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1**	Temporary Hardship Exemption per Regulation S-T.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	X

(+)	Confidential treatment has been requested for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.
(**)	Previously filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 with the Securities and Exchange Commission on August 14, 2015, which is being amended by this Amendment No. 2 to the Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date: August 18, 2015	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: August 18, 2015	By:	/s/ Stephen P. Hall
Stephen P. Hall
Executive Vice President, Chief Financial Officer and Treasurer