Form 10-Q
period 2015-09-30
BG Medicine, Inc.
filed 2015-11-16
CIK 1407038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, the registrant had 11,126,579 shares of common stock outstanding.

BG Medicine, Inc.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(in thousands, except share and per share data)
Assets
Current assets
Cash	$2,642	$4,123
Accounts receivable (net of allowances for doubtful accounts of $151 and $0, as of September 30, 2015 and December 31, 2014, respectively)	152	174
Inventory	223	400
Prepaid expenses and other current assets	139	154

Total current assets	3,156	4,851

Property and equipment, net	14	117
Intangible assets, net	92	135
Deposits and other assets	94	126

Total assets	$3,356	$5,229

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Term loan	—	2,960
Accounts payable	1,332	695
Accrued expenses	562	906
Other current liabilities	48	18

Total current liabilities	1,942	4,579
Other liabilities	94	93

Total liabilities	2,036	4,672

Commitments and contingencies (Note 5)

Convertible preferred stock; $.001 par value; 5,000,000 and 0 shares authorized at September 30, 2015 and December 31, 2014, respectively; 1,474,443 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference of $2,548 at September 30, 2015	2,594	—

Stockholders’ (deficit) equity

Common stock; $.001 par value; 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 11,126,579 and 8,632,810 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	11	9
Additional paid-in capital	164,118	161,550
Accumulated deficit	(165,403)	(161,002)

Total stockholders’ (deficit) equity	(1,274)	557

Total liabilities and stockholders’ (deficit) equity	$3,356	$5,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)

Revenues:
Product revenues	$274	$669	$1,160	$2,158
Product fee revenues	60	26	116	75

Total revenues	334	695	1,276	2,233

Costs and operating expenses:
Product and product fee costs	103	234	423	764
Research and development	333	724	1,314	1,855
Selling and marketing	4	647	289	2,069
General and administrative	920	1,323	2,978	3,696

Total costs and operating expenses	1,360	2,928	5,004	8,384

Loss from operations	(1,026)	(2,233)	(3,728)	(6,151)
Interest income	—	—	—	2
Interest expense	(4)	(165)	(159)	(597)
Other income (loss)	7	1	(514)	2

Net loss	$(1,023)	$(2,397)	$(4,401)	$(6,744)
Preferred stock dividend	(41)	—	(41)	—
Deemed dividend on beneficial conversion feature	(1,507)	—	(1,507)	—
Accretion of convertible preferred stock to liquidation value	(56)	—	(56)	—

Net loss attributable to common shareholders	$(2,627)	$(2,397)	$(6,005)	$(6,744)

Net loss per share attributable to common shareholders - basic and diluted	$(0.27)	$(0.28)	$(0.66)	$(0.84)

Weighted-average common shares outstanding used in computing per share amounts - basic and diluted	9,862,802	8,604,312	9,057,960	8,028,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BG Medicine, Inc. and Subsidiary

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(4,401)	$(6,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	69	100
Stock-based compensation	630	489
Non-cash interest expense	79	164
Provision for doubtful accounts	151	—
Loss on fair value of secured convertible note	487	—
Loss on sale of property and equipment	64	—
Changes in operating assets and liabilities
Accounts receivable	(130)	65
Inventory	177	101
Prepaid expenses and other assets	7	78
Accounts payable, accrued expenses and other liabilities	254	(1,349)
Deferred revenue and customer deposits	63	(1)

Net cash flows used in operating activities	(2,550)	(7,097)

Cash flows from investing activities
Proceeds from the sale of property and equipment	13	—

Net cash flows provided by investing activities	13	—

Cash flows from financing activities
Proceeds from public offering	2,500	9,238
Costs related to public offering	(504)	(243)
Payments on term loan	(2,984)	(3,360)
Proceeds from ESPP purchases	—	2
Proceeds from the exercise of stock options	—	22
Proceeds from secured convertible note	500	—
Proceeds from issuance of preferred stock	2,000	—
Costs related to issuance of preferred stock	(456)	—

Net cash flows provided by financing activities	1,056	5,659

Net decrease in cash	(1,481)	(1,438)

Cash, beginning of period	4,123	7,751

Cash, end of period	$2,642	$6,313

Supplemental disclosure of cash flow information

Cash paid for interest	$81	$433

Supplemental schedule of non-cash financing activities

Conversion of convertible notes payable to preferred stock	$987	$—
Conversion of interest to preferred stock	$7	$—
Deemed dividend on beneficial conversion feature	$1,507	$—
Accretion of convertible preferred stock to liquidation value	$56	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2015 and results of operations and cash flows for the interim periods ended September 30, 2015 and 2014.

On July 8, 2015, the Company effected a 1-for-4 reverse stock split of its common stock. All previously reported common stock share amounts in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. As a result of the reverse stock split, the stated capital on the Company’s balance sheet attributable to its common stock, which consists of the par value per share of its common stock multiplied by the aggregate number of shares of its common stock issued and outstanding, has been reduced in proportion to the size of the reverse stock split. Correspondingly, the Company’s additional paid-in capital account, which consists of the difference between its stated capital and the aggregate amount paid to the Company upon issuance of all currently outstanding shares of its common stock, has been credited with the amount by which the stated capital is reduced.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

At September 30, 2015, the Company had cash totaling $2.6 million, an outstanding balance of $0 under its secured term loan facility, which the Company repaid and which was terminated in July 2015, and stockholders’ deficit of $1.3 million. During the nine months ended September 30, 2015, the Company incurred a net loss of $4.4 million, used $2.6 million of cash in operating activities and used $3.0 million of cash for payments to extinguish the term loan facility. The Company expects to continue to incur losses and use cash in operating activities for the foreseeable future.

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

Employees affected by the Restructuring were provided with severance arrangements including outplacement assistance. As a result of the Restructuring, the Company has recorded total charges with respect to severance payments and benefits continuation of approximately $404,000 and $98,000 during 2014 and 2015, respectively. Of the total $404,000 charges in 2014, $128,000 was recorded in research and development, $114,000 was recorded in sales and marketing, and $162,000 was recorded in general and administrative expense. Of the $98,000 charges in 2015, $41,000 was recorded in research and development and $57,000 was recorded in sales and marketing expense. The Company paid approximately $277,000 of such expenses during the third and fourth quarters of 2014 and $225,000 during the first three quarters of 2015. As a result of the Restructuring, the Company estimates it will generate annualized expense savings of approximately $2.4 million primarily from savings in employee salaries and benefits.

In May 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Company’s principal stockholders, Pursuant to the terms and subject to the conditions contained in the Purchase Agreement, the Company issued and sold to the purchasers (the “Purchasers”) secured convertible promissory notes in an aggregate principal amount of $500,000. In addition and pursuant to the terms of the Purchase Agreement, and as approved by the Company’s stockholders at the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”) and the satisfaction or waiver of other closing conditions, the Company issued and sold to the purchasers $2,000,000 of shares of newly created Series A Preferred Stock, $0.001 par value per share of the Company at the second closing that was held on July 14, 2015 following the Company’s 2015 Annual Meeting.

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

As further described in Note 4, the Company had a term loan facility that was secured by substantially all of the Company’s assets. On July 14, 2015 the Company paid off all of its outstanding obligations under the term loan.

In August 2015, the Company closed on an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) have an exercise price of $1.00 per share. The net offering proceeds received by the Company, after deducting discounts and commissions and expenses incurred with the offering were approximately $2.0 million.

The Company’s common stock had been listed for trading on The NASDAQ Capital Market until September 15, 2015, when it was suspended for failure to comply with The NASDAQ Capital Market continued listing standards. On September 16, 2015, the Company’s common stock began trading on the OTC Markets’ OTCQB market tier under the trading symbol “BGMD.” The delisting of the Company’s common stock from The NASDAQ Capital Market could substantially further reduce the liquidity of the Company’s common stock and result in a corresponding material reduction in the price of the Company’s common stock. In addition, the delisting could negatively affect the Company by reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively affect the Company’s ability to raise capital, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

The Company believes that its existing cash will be sufficient to fund its operations into July 2016. For the foreseeable future and until the Company generates significant product revenues to reach cash breakeven, the Company will need to raise additional funds to finance its operations beyond July 2016. The Company may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to the Company and any financings may result in dilution to the Company’s stockholders.

The above circumstances along with the Company’s history, the near term forecast of incurring net losses and negative operating cash flows, the Company’s dependence on near-term revenues generated from product fees due from a single automated partner, the Company’s limited experience with the amount and timing of sales made by its automated partners and its inability to predict the timing of the market introduction of automated tests and product fees generated by the sale of automated tests by its other automated partners raise substantial doubt regarding the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

In the past the Company did not provide an allowance for doubtful accounts or a reserve for sales returns as the Company has not experienced any credit losses, and returns are only allowed for defects in workmanship. On June 7, 2015, Health Diagnostic Laboratory, Inc. (“HDL”), which is the Company’s largest customer of its BGM Galectin-3 ® Test, filed a voluntary petition for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. In light of this filing the Company provided a provision for doubtful accounts of $151,000 in the second quarter of 2015. On September 11, 2015, True Health Diagnostics announced the acquisition of HDL, in a court-supervised auction has not yet filed a plan of liquidation or reorganization. Thus, it is uncertain what distribution will be made on account of allowed claims. Further, the court approved HDL’s request to extend the exclusive deadline by which HDL may file a plan of liquidation or reorganization until early 2016.

Product Fee Revenues

The Company recognizes product fee revenue when it receives quarterly test sales reporting and payments thereunder from its partners. The Company has entered into worldwide license, development and commercialization agreements with Abbott Laboratories, (“Abbott”), bioMérieux SA, (“bioMérieux”), Siemens Healthcare Diagnostics Inc., (“Siemens”), and Alere Inc., (“Alere”). As consideration for the rights and licenses granted by the Company to its partners, the licensees pay to the Company a product fee, as set forth in the respective agreements, for tests sold to third parties. To date, only Abbott and bioMérieux have paid product fees to the Company.

Product Fee Reclassification

Beginning in the third quarter of 2015, the Company began disclosing product fee revenue separately from product revenue. To maintain comparability, all previously reported product revenue figures in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to break out the product fee revenue recognized during those periods. Management evaluated the amount and nature of the change and concluded that it was not material to either the previously reported annual or quarterly financial statement results of operations. Nonetheless, the Company has reclassified the historical statement of operations amounts included in this filing as follows (in thousands):

	As reported Three months ended September 30, 2014	As reclassified Three months ended September 30, 2014	As reported Nine months ended September 30, 2014	As reclassified Nine months ended September 30, 2014
Product Revenues	$695	$669	$2,233	$2,158
Product Fee Revenues	—	26	—	75

Total Revenues	$695	$695	$2,233	$2,233

Inventory

Inventory is stated at the lower of cost or market. Costs are determined under the first-in, first-out (FIFO) method. Inventories consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014

Raw materials	$45	$64
Finished goods	178	336

Total inventories	$223	$400

Net Loss Per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as its convertible preferred stock, common stock, and warrants to purchase common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for each of the periods presented, and neither preferred shareholders nor warrant holders participate in losses.

The following table summarizes the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)

Net loss	$(1,023)	$(2,397)	$(4,401)	$(6,744)
Preferred stock dividend	(41)	—	(41)	—
Deemed dividend on beneficial conversion feature	(1,507)	—	(1,507)	—
Accretion of convertible preferred stock to liquidation value	(56)	—	(56)	—

Net loss attributable to common shareholders	$(2,627)	$(2,397)	$(6,005)	$(6,744)
Weighted average number of shares - basic and diluted	9,862,802	8,604,312	9,057,960	8,028,373
Net loss per share attributable to common shareholders - basic and diluted	$(0.27)	$(0.28)	$(0.66)	$(0.84)

As of September 30, 2015 and 2014, the following potential common shares were excluded from the computation of diluted net loss per share because they had an antidilutive impact due to the losses reported:

	September 30,
	2015	2014
Options to purchase common stock	699,513	644,789
Warrants to purchase common stock	1,536,929	216,156

3.	Fair Value of Financial Instruments

At September 30, 2015, the Company’s financial instruments consisted of cash, accounts receivable, and accounts payable. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments.

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

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liability (preferred stock liability) for the three and nine months ending September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Beginning balance	$31	$—
Loss on recognition of preferred stock liability	—	79
Gain on revaluation of preferred stock liability	(31)	(79)

Ending balance	$—	$—

The resulting initial recognition and subsequent revaluation were recorded as other income (expense) in the unaudited condensed consolidated statements of operations

The table below sets forth a summary of changes in the fair value of the Company’s secured convertible notes for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Beginning balance	$929	$—
Proceeds from secured convertible note	—	500
Loss on fair value adjustment	58	487
Conversion of secured convertible notes	(987)	(987)

Ending balance	$—	$—

The resulting fair value adjustment was recorded as other income (expense) in the unaudited condensed consolidated statements of operations.

The preferred stock liability was valued using the Black-Scholes option pricing model as of May 12, 2015, the issuance date of the secured convertible note, resulting in a fair value of $79,000. This valuation considered an underlying security price of $2.12, strike price of $2.68, risk-free interest rate of 0.02%, expected dividend yield of 0%, volatility factor of 73.8%, and expected term of 0.22 years. The preferred stock liability was revalued as of June 30, 2015 resulting in a fair value of $31,000. This valuation considered an underlying security price of $2.00, strike price of $2.68, risk-free interest rate of 0.03%, expected dividend yield of 0%, volatility factor of 73.8%, and expected term of 0.08 years. As of July 14, 2015, the mandatory conversion of the preferred stock occurred, resulting in a remaining term of zero and thereby a fair value of zero.

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

Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the instruments using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. The fair value model used in valuing the convertible debt instrument as of June 30, 2015 utilized the following inputs: conversion price per share, current and future stock prices, discount rate, and volatility. The following assumptions were made in the model: (1) conversion price of $2.68 per share, (2) current common stock price of $2.36 per share, (3) simulated future common stock price of $2.14 per share, (4) discount rate of 18.0%, (5) expected stock price volatility related to the current common stock price of 51.0%, and (6) expected stock price volatility related to the simulated future common stock price of 55.0%. At the conversion date of July 14, 2015, the following inputs were utilized in valuing the convertible debt instrument: (1) conversion price of $3.33 per share, (2) current common stock price of $1.54 per share, (3) discount rate of 18.0%, and (4) expected stock price volatility of 56.2%.

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

No amounts related to contingencies are accrued at September 30, 2015, as there are no ongoing proceedings.

6.	Follow-on Public Offerings

On April 8, 2014, the Company closed a follow-on underwritten public offering of 1,613,000 shares of its common stock, at an offering price of $6.20 per share, for gross proceeds of $10.0 million. The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

On August 18, 2015, the Company closed on an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) have an exercise price of $1.00 per share. The net offering proceeds received by the Company, after deducting discounts and commissions and expenses incurred with the offering, were approximately $2.0 million.

7.	Convertible Promissory Notes and Series A Preferred Stock

On May 12, 2015, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with the Company’s principal stockholders. On May 12, 2015 (the “Initial Closing”), pursuant to the terms and subject to the conditions contained in the Series A Purchase Agreement, the Company issued and sold to the Purchasers secured convertible promissory notes in the aggregate principal amount of $0.5 million (the “Notes”). In addition, the Company agreed to issue to the Purchasers, and the Purchasers agreed to purchase from the Company, an aggregate of $2.0 million of shares of Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), at the second closing. The Company determined that the liability to issue the Series A Preferred Stock (the “Preferred Stock Liability”) at a future date was a freestanding instrument and should be accounted for as a liability. The Company remeasures the Preferred Stock Liability at fair value at each reporting period, with changes being recorded within other (loss) income in the unaudited condensed consolidated statements of operations. During the three month period ending September 30, 2015, the Company recorded other income of $31,000 upon remeasurement of the Preferred Stock Liability.

The Notes contained a compound embedded derivative that requires separate accounting from the host debt instrument. The Company elected the fair value option for the Notes as management believes recording the Notes at fair value better reflects the underlying economics of the transaction. The Company remeasures the Notes at fair value at each reporting period, with changes being recorded within other (loss) income in the unaudited condensed consolidated statements of operations.

Upon consummation of the Series A Purchase Agreement, the Company allocated the total principal proceeds of $0.5 million between the Preferred Stock Liability and the fair-valued Notes and recorded a loss of $0.5 million in other (loss) income in the unaudited condensed consolidated statements of operations.

Pursuant to the terms of the Series A Purchase Agreement, and as approved by the Company’s stockholders at the Company’s 2015 Annual Meeting, the Company issued and sold to the Purchasers $2.0 million in shares of Series A Preferred Stock at the second closing that was held on July 14, 2015 (the “Second Closing”).

Secured Convertible Promissory Notes and Related Agreements

At the Second Closing, the Notes were automatically converted pursuant to their terms into that number of shares of Series A Preferred Stock equal to the principal amount of the Notes plus all accrued but unpaid interest thereon divided by the purchase price of the Series A Preferred Stock of $1.7003 per share (the “Purchase Price”).

Contemporaneously with the execution and delivery of the Series A Purchase Agreement and the issuance of the Notes by the Company to the Purchasers, the Company and the Purchasers entered into a Security Agreement (the “Security Agreement”), dated May 12, 2015, pursuant to which the Company granted to the Purchasers a security interest in substantially all of the Company’s assets, other than the Company’s intellectual property, to secure the Company’s obligations under the Notes. Pursuant to the terms of the Security Agreement, the Company’s intellectual property would have become subject to the security interest granted by the Company to the Purchasers upon repayment of all amounts owed under that certain Loan and Security Agreement by and among the Company, General Electric Capital Corporation (“GECC”) as Agent, the Lenders and the Guarantors dated as of February 10, 2012, as amended (“the “GECC Agreement”) referred as the “Term Loan” (See Note 4). Pursuant to a Subordination and Intercreditor Agreement by and among the Company, the Purchasers and GECC, dated May 12, 2015, entered into contemporaneously with the execution and delivery of the Series A Purchase Agreement, the Company’s payment obligations under the Notes were subordinated to the Company’s payment obligations under the GECC Agreement and the security interest granted by the Company to the Purchasers to secure the Company’s obligations under the Notes was subordinated to the security interest granted by the Company to GECC to secure the Company’s obligations under the GECC Agreement. In connection with the entry into the Series A Purchase Agreement, the Company and GECC amended the GECC Agreement, dated May 12, 2015, to, among other things, permit the Company to enter into the Series A Purchase Agreement and related agreements. Upon the conversion of the Notes into shares of Series A Preferred Stock at the Second Closing, the security interest granted under the Security Agreement was terminated.

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

On July 14, 2015, the Company and the Purchasers entered into the First Amendment to the Series A Purchase Agreement (the “First Amendment”) pursuant to which the Company and the Purchasers agreed to extend the period of time following the Company’s 2015 Annual Meeting for the Second Closing to occur until July 14, 2015. At the Second Closing, pursuant to the terms of the Series A Purchase Agreement, the Company issued and sold to the Purchasers 1,176,262 shares of newly designated Series A Preferred Stock of the Company at the Purchase Price of $1.7003 per share for aggregate gross cash proceeds of approximately $2.0 million. In addition, at the Second Closing, the $500,000 in aggregate principal amount of Notes, plus accrued but unpaid interest, that the Company had issued to the Purchasers in the Initial Closing, converted into 298,181 shares of Series A Preferred Stock at the Purchase Price. Following the Second Closing in July 2015, the Company had issued an aggregate of 1,474,443 shares of Series A Preferred Stock, which remain outstanding and held by the Purchasers.

The shares of Series A Preferred Stock have the rights, preferences and privileges set forth in the Restated Certificate of Designations to the Company’s Restated Certificate of Incorporation (the “Certificate of Designations”) that was filed by the Company on August 18, 2015 with the Secretary of State of the State of Delaware. The rights, preferences and privileges of the Series A Preferred Stock are as follows:

Dividends

Holders of Series A Preferred Stock will be entitled to receive, out of funds legally available for the payment of dividends under Delaware law, cumulative dividends that accrue daily at an annual rate of 8%, compounded and payable quarterly in cash or in additional shares of Series A Preferred Stock at the election of each holder. The holders of Series A Preferred Stock will also be entitled to participate in cash dividends and in-kind distributions made on shares of common stock.

The Board of Directors has not declared any dividends on common or preferred stock. At September 30, 2015, the cumulative undeclared dividends on preferred stock total $41,000, and are included as a deduction in determining net loss per share attributable to common shareholders. The carrying value of the Series A Preferred Stock was not adjusted for the cumulative undeclared dividends as the Series A Preferred Stock is not probable of becoming redeemable.

Voting Rights

Holders of Series A Preferred Stock will be entitled to vote with the holders of the common stock on an as-converted basis, except that no holder of Series A Preferred Stock will be entitled to cast votes for the number of shares of common stock issuable upon conversion of the Series A Preferred Stock held by such holder that exceeds (subject to a proportionate adjustment in the event of a stock split, stock dividend, combination or other proportionate recapitalization) the quotient of (A) the aggregate purchase price paid by such holder for its Series A Preferred Stock, divided by (B) the greater of (i) $3.20 and (ii) the closing price of the common stock on the trading day immediately prior to the date its Series A Preferred Stock is issued, which was $1.40. In addition, prior to the conversion of the Series A Preferred Stock, the consent of the holders of at least a majority of the Series A Preferred Stock then outstanding, voting together as a single class, will be required for the Company to take certain actions, including, among other things: liquidating, dissolving or winding up the business and affairs of the Company or effecting any merger, consolidation or other liquidation event; amending, altering or repealing any provision of the Certificate of Incorporation, the Certificate of Designations or the Bylaws of the Company; creating or authorizing any class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock or increasing the number of authorized shares of Series A Preferred Stock; purchasing, redeeming, paying or declaring dividends on any shares of capital stock of the Company, with certain exceptions; increasing or decreasing the size of the Board of Directors of the Company (the “Board”); and certain other actions.

Conversion Rights

Each share of Series A Preferred Stock is convertible into one share of common stock at any time at the option of each holder and automatically upon the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. The conversion price will be subject to adjustment in connection with stock splits, combinations, dividends and other corporate transactions affecting the common stock. All other anti-dilution protections that had been provided to the Series A Preferred Stock upon issuance terminated following the Second Closing.

A contingent beneficial conversion feature was recognized during the three months ending September 30, 2015 as a result of the conversion price being adjusted from $1.7003 to $1.00 at the time of the Second Closing. The Company recorded $1.5 million relating to the contingent beneficial conversion as a deemed dividend. The $1.5 million was included within additional paid-in capital in the condensed consolidated financial statements, and reduced the carrying value of the Series A Preferred Stock. Since the Series A Preferred Stock has no stated redemption date and is immediately convertible, the $1.5 million deemed dividend was immediately accreted, resulting in an increase in the carrying value of the Series A Preferred Stock. The deemed dividend was included as a deduction in determining net loss per share attributable to common shareholders. The conversion price adjustment feature expired following the Second Closing.

Redemption Rights

All redemption rights that had been provided to the Series A Preferred Stock upon issuance terminated following the Second Closing.

Ranking

The Series A Preferred Stock will rank senior in preference and priority to the Company’s common stock and each other class or series of capital stock of the Company, except for any class or series of capital stock issued in compliance with the terms of the Restated Certificate of Designations.

Liquidation Preference

Upon liquidation, including deemed liquidations pursuant to a merger, consolidation or a sale of all or substantially all of the Company’s assets, the holders of Series A Preferred Stock will be entitled to be paid first out of any proceeds in an amount per share equal to the price at which shares of Series A Preferred Stock were sold in the Series A Preferred Stock financing, plus all accrued but unpaid dividends on each share of Series A Preferred Stock, and prior to payment of any amounts on the Company’s common stock. Thereafter, the holders of Series A Preferred Stock will also share pro rata on an as converted to common stock basis in payments made to the holders the Company’s common stock. Accordingly, the holders of the Series A Preferred Stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of the Company’s common stock and then share in any proceeds paid to holders of the Company’s common stock. As a result, only the sale or liquidation proceeds in excess of the liquidation preference plus accrued but unpaid dividends would be available for distribution to holders of the Company’s common stock.

The commissions and issuance costs associated with the Series A Preferred Stock financing were deducted from the carrying value of the Series A Preferred Stock, resulting in the carrying value of the Series A Preferred Stock being reduced below its liquidation value. The Company accretes the carrying value of the Series A Preferred Stock over the period from the date of issuance to the earliest redemption date using the effective interest method. During the nine months ending September 30, 2015, the Company recorded one month of accretion, totaling $56,000, at which point the Company ceased accretion as the Series A Preferred stock was not probable of becoming redeemable.

Board of Directors

Holders of Series A Preferred Stock will be entitled to nominate one director to the Board (the “Series A Director”). Subject to applicable law and stock exchange requirements, the Series A Director will be entitled to serve as a member of each committee of the Board. The rights to nominate a Series A Director will terminate if less than 20% of the shares of Series A Preferred Stock issued under the Securities Purchase Agreement dated May 12, 2015, as amended, by and between the Company and the Series A Holders are no longer outstanding.

Registration Rights

The Company shall comply with all federal and state laws, rules and regulations and applicable rules and regulations of the Exchange on which shares of the common are then listed. If any shares of common to be reserved for the purpose of conversion of Series A Preferred Stock require registration with or approval of any Person or group (as such term is defined in Section 13(d)(3) of the Exchange Act) under any federal or state law or the rules and regulations of the Exchange on which shares of the common stock are then listed before such shares may be validly issued or delivered upon conversion, then the Company will, as expeditiously as reasonably practicable, use commercially reasonable efforts to secure such registration or approval, as the case may be. So long as any common stock into which the of Series A Preferred Stock are then convertible is then listed on an Exchange, the Company will list and keep listed on any such Exchange, upon official notice of issuance, all shares of such common stock issuable upon conversion.

As the holders of the Series A Preferred Stock are entitled to receive liquidation preferences that other equity holders are not entitled to, the Company determined that the preferred stock should be classified as temporary equity in the condensed consolidated financial statements.

The Company reviews the rights and preferences of its equity securities for any changes in terms, rights or preferences to determine if such change is a modification or an extinguishment. The Company evaluates amendments to equity securities using a qualitative method which considers the business purpose for the amendment and whether it adds, deletes or significantly changes a substantive contractual term or the nature of the equity securities. An amendment that changes a substantive contractual term or fundamentally changes the nature of the share of preferred stock is considered an extinguishment. If considered an extinguishment, the Company accounts for the removal of the carrying value of the old securities and recognizes the new securities at their current fair value. An amendment that does not meet these criteria is a modification. If considered a modification, the Company estimates the fair value of the equity security pre- and post- modification and recognizes the incremental fair value, if any, resulting from the modified terms. During the nine months ending September 30, 2015, the Company determined that all changes to the terms of the Series A Preferred Stock resulting from amendments made to the Certificates of Designations were not substantive and should be accounted for as a modification. The amendments did not result in a material change to the fair value of the Series A Preferred Stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated from time to time in our subsequent periodic and current reports filed with the Securities and Exchange Commission.

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

We have entered into licensing agreements with leading diagnostic instrument manufacturers to develop and commercialize galectin-3 assays that will be performed on automated platforms that have been incorporated into routine practice in laboratories throughout the world. On December 23, 2014, the FDA granted 510(k) clearance for the ARCHITECT ® Galectin-3 assay, the first FDA cleared automated blood test for Galectin-3. On July 6, 2015, we issued a press release in which it announced that the ARCHITECT ® Galectin-3 assay is now available in the United States. This is the first automated test for galectin-3 to be introduced for commercial use in the United States. The ARCHITECT ® Galectin-3 assay is performed using the Abbott ARCHITECT ® automated immunoassay analyzer and is being commercialized through an agreement between the Company and Abbott.

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

Recent Developments

We have been in discussions with HDL, which is the largest customer of our BGM Galectin-3 ® Test, since its bankruptcy filing and HDL has indicated that it intends to continue operating its business, to purchase tests from us in the ordinary course and has agreed to accelerated payment terms and a limitation on amounts owed to us on such new orders. Shipments of galectin-3 test kits to HDL resumed on June 15, 2015 in volumes comparable to those that had been shipped immediately prior to the June 7, 2015 bankruptcy filing. On July 2, 2015, in accordance with the post-bankruptcy accelerated payment terms, we received timely payment from HDL for kit shipments the Company has made to HDL since June 15, 2015. Since that time, we have continued to receive timely payments from HDL, albeit on substantially smaller and less frequent orders. On September 11, 2015, True Health Diagnostics announced the acquisition of HDL, in a court-supervised auction. HDL has not yet filed a plan of liquidation or reorganization. Thus, it is uncertain what distribution will be made on account of allowed claims. Further, the court approved HDL’s request to extend the exclusive deadline by which HDL may file a plan of liquidation or reorganization until early 2016.

On July 14, 2015, we issued and sold 1,176,262 shares of our newly designated Series A Preferred Stock, $0.001 par value per share, or our Series A Preferred Stock, in a private placement to our principal stockholders at a purchase price of $1.7003 per share for aggregate gross cash proceeds of approximately $2.0 million. In addition, the $500,000 in aggregate principal amount of our senior secured convertible promissory notes, plus accrued but unpaid interest, that we previously issued to our principal stockholders on May 12, 2015 converted into 298,181 shares of Series A Preferred Stock. Following the closing, we had issued an aggregate of 1,474,443 shares of Series A Preferred Stock and incurred issuance costs of approximately $0.5 million.

On August 18, 2015, we closed on an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) have an exercise price of $1.00 per share. The net offering proceeds received by the Company, after deducting discounts and commissions and expenses incurred with the offering were approximately $2.0 million.

Since September 16, 2015, our common stock has been quoted on the OTC Markets’ OTCQB market tier, an electronic quotation service operated by OTC Markets Group Inc. for eligible securities traded over-the-counter, where it trades under the trading symbol “BGMD.” As previously disclosed, our common stock had been listed for trading on The NASDAQ Capital Market until September 15, 2015. On September 14, 2015, we received a letter indicating that the NASDAQ Listing Qualifications Hearings Panel determined to delist the shares of our common stock from The NASDAQ Stock Market LLC, or NASDAQ, and suspend trading in our common stock on NASDAQ effective at the open of business on September 16, 2015 due to our continuing non-compliance with the stockholders’ equity requirement set forth in NASDAQ Listing Rule 5550(b) as of September 10, 2015.

Comparison of the Three Months ended September 30, 2015 and 2014

Revenues

Our product revenues are primarily derived from sales of the BGM Galectin-3 Test. Our product revenues have tended to be concentrated with a small number of laboratory providers generating a significant percentage of our revenues in any given reporting period. As a result, the timing of orders from these customers may fluctuate significantly from month to month and quarter to quarter.

The following table summarizes our total revenues for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product Revenues	$274	$669	(59%)
Product Fee Revenues	60	$26	131%

Total Revenues	$334	$695	(52%)

Revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the three months ended September 30, 2015 by $361,000, to $334,000 from $695,000 in the three months ended September 30, 2014. The decrease in product revenues resulted primarily from a 67% decline in orders from our largest customer. Product fee revenues are comprised of contractual payments as consideration for the rights and licenses granted by us to our partners. Abbott and bioMérieux pay to us a product fee, as set forth in their respective agreements, for tests sold to third parties. Product fee revenues increased in the three months ended September 30, 2015 by $34,000, to $60,000 from $26,000 in the three months ended September 30, 2014. The increase resulted primarily from increased sales by Abbott.

Product and Product Fee Costs

Our product costs consist of expenses related to our BGM Galectin-3 Test and royalties on product fees. These expenses include the contract-manufacturing of the tests, the medical device excise tax, freight and royalty expenses payable to the licensor of certain intellectual property relating to galectin-3 based on revenues generated from the sales of the test and product fees received.

The following table provides information with respect to our product and product fee costs and product margins for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product and product fee costs	$103	$234	(56%)
Product gross margin	69%	66%	3%

Product and product fee costs decreased by 56%, or $131,000, to $103,000 in the three months ended September 30, 2015 as compared to $234,000 in the three months ended September 30, 2014. The decrease in product costs associated with product revenues was commensurate with the decrease in product revenue, and the increase in gross margin relates to the increase in product fee revenues which have a higher gross margin than product revenues.

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		% Decrease
	2015	2014
	(in thousands)
Operating expenses
Research and development	$333	$724	(54%)
Selling and marketing	4	647	(99%)
General and administrative	920	1,323	(30%)

Total operating expenses	$1,257	$2,694	(53%)

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

Research and development expenses decreased by 54%, or $391,000, to $333,000 in the three months ended September 30, 2015 as compared to $724,000 in the three months ended September 30, 2014. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in salaries and consultant and professional service fees, partially offset by an increase in non-cash compensation.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 99%, or $643,000, to $4,000 in the three months ended September 30, 2015 as compared to $647,000 in the three months ended September 30, 2014. The decreased expenditures were primarily due to the elimination of our sales team in the third quarter of 2014.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 30%, or $403,000, to $920,000 in the three months ended September 30, 2015 as compared to $1.3 million in the three months ended September 30, 2014. This decrease is due primarily to decreases in salaries, corporate legal fees, public company expenses and recruitment/relocation costs.

Other income and expense

The following table summarizes other (expense) income for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		% Increase (Decrease)
	2015	2014
	(in thousands)
Other (expense) income
Interest income/other (expense) income	$7	$1	600%
Interest expense	(4)	(165)	(98%)

Total other (expense) income	$3	$(164)	(102%)

Other (expense) income decreased by $167,000 primarily resulting from our repayment of the term loan with General Electric Capital Corporation and Comerica Bank in July 2015.

Results of Operations

Comparison of the Nine Months ended September 30, 2015 and 2014

Revenues

The following table summarizes our total revenues for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product Revenues	$1,160	$2,158	(46%)
Product Fee Revenues	116	$75	55%

Total Revenues	$1,276	$2,233	(43%)

Product revenues are comprised primarily of sales of our BGM Galectin-3 Test and decreased in the nine months ended September 30, 2015 by $957,000, to $1.3 million, from $2.2 million in the nine months ended September 30, 2014. The decrease in product revenues resulted primarily from a 54% decline in orders from our largest customer. Product fee revenues are comprised of contractual payments as consideration for the rights and licenses granted by us to our partners. Abbott and bioMérieux pay to us a product fee, as set forth in their respective agreements, for tests sold to third parties. Product fee revenues increased in the nine months ended September 30, 2015 by $41,000, to $116,000 from $75,000 in the nine months ended September 30, 2014. The increase resulted primarily from increased sales by Abbott.

Product and Product Fee Costs

The following table provides information with respect to our product and product fee costs and product margins for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		% Increase (Decrease)
	2015	2014
	(in thousands)

Product and product fee costs	$423	$764	(45%)
Product gross margin	67%	66%	1%

Product and product fee costs decreased by 45%, or $341,000, to $423,000 in the nine months ended September 30, 2015 as compared to $764,000 in the nine months ended September 30, 2014. The decrease in product costs associated with product revenues was commensurate with the decrease in product revenue, and the increase in gross margin relates to the increase in product fee revenues which have a higher gross margin than product revenues.

Operating Expenses

The following table summarizes our operating expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		% Decrease
	2015	2014
	(in thousands)
Operating expenses
Research and development	$1,314	$1,855	(29%)
Selling and marketing	289	2,069	(86%)
General and administrative	2,978	3,696	(19%)

Total operating expenses	$4,581	$7,620	(40%)

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

Research and development expenses decreased by 29%, or $541,000, to $1.3 million in the nine months ended September 30, 2015 as compared to $1.9 million in the nine months ended September 30, 2014. The decrease in research and development expenses for the current period over the prior period was primarily attributable to a decrease in salaries and consultant and professional service fees, partially offset by an increase in non-cash compensation.

Selling and marketing

Selling and marketing expenses consist primarily of costs related to supporting commercialization activities associated with our BGM Galectin-3 Test.

Selling and marketing expenses decreased by 86%, or $1.8 million, to $289,000 in the nine months ended September 30, 2015 as compared to $2.1 million in the nine months ended September 30, 2014. The decreased expenditures were primarily due to the elimination of our sales team in the third quarter of 2014.

General and administrative

General and administrative expenses consist primarily of personnel-related expenses, allocated occupancy costs, and expenses related to operating as a public company. These expenses include legal and regulatory costs, directors’ and officers’ insurance premiums, investor relation services, and accounting and financial reporting expenses.

General and administrative expenses decreased by 19%, or $718,000, to $3.0 million in the nine months ended September 30, 2015 as compared to $3.7 million in the nine months ended September 30, 2014. This decrease is due primarily to a decrease in salaries, corporate legal fees, and recruitment/relocation costs, partially offset by an increase in costs associated with the corporate office relocation and the provision for doubtful accounts.

Other income and expense

The following table summarizes other (expense) income for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		% Increase (Decrease)
	2015	2014
	(in thousands)
Other (expense) income
Interest income/other (expense) income	(514)	4	(12,950%)
Interest expense	(159)	(597)	(73%)

Total other expense	$(673)	$(593)	13%

Other expense increased by $80,000 primarily resulting from a loss on the fair value of the secured convertible debt and a loss on the disposal of property and equipment, partially offset by less interest expense due to our repayment of the term loan with General Electric Capital Corporation and Comerica Bank in July 2015.

Liquidity and Capital Resources

Sources of Liquidity

We believe that our existing cash will be sufficient to fund our operations into July 2016. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations beyond July 2016. To date, our primary sources of liquidity have included our cash balances, sales of our equity securities, our term loan, product revenue from sales of our BGM Galectin-3 Test, and service revenue from the HRP initiative. As of September 30, 2015, we had $2.6 million of cash.

Series A Preferred Stock and Secured Convertible Promissory Note Financing

On May 12, 2015, we received additional cash of $0.5 million from the sale of our secured convertible promissory notes to purchasers affiliated with Flagship Ventures in accordance with the terms of a Securities Purchase Agreement, or Series A Purchase Agreement, that we entered into on May 12, 2015. On July 14, 2015, we issued and sold 1,176,262 shares of our newly designated Series A Preferred Stock, $0.001 par value per share, or our Series A Preferred Stock, in a private placement to purchasers affiliated with Flagship Ventures at a purchase price of $1.7003 per share for aggregate gross cash proceeds of approximately $2.0 million. In addition, the $500,000 in aggregate principal amount of our secured convertible promissory notes, plus accrued but unpaid interest, that we previously issued converted into 298,181 shares of Series A Preferred Stock. Following the closing, we had issued an aggregate of 1,474,443 shares of Series A Preferred Stock.

Follow-on Underwritten Public Offerings

On August 18, 2015, we closed on an underwritten public offering of (i) 2,315,654 Series A units, each consisting of one share of common stock and one half of a warrant to purchase one share of common stock, at a purchase price of $1.00 per Series A unit, and (ii) 184,346 Series B units, in lieu of Series A units, at a purchase price of $1.00 per Series B unit to those purchasers whose purchase of additional Series A units in the offering would result in the purchaser beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering. Each Series B unit consists of one fully pre-funded warrant to purchase one share of common stock and one half of a warrant to purchase one share of common stock. The warrants (other than the fully pre-funded warrants) have an exercise price of $1.00 per share. The net offering proceeds that we received, after deducting discounts and commissions and expenses incurred with the offering were approximately $2.0 million.

On April 8, 2014, we closed a follow-on underwritten public offering of 1,613,000 shares of our common stock, at an offering price of $6.20 per share, for gross proceeds of $10.0 million. The net offering proceeds that we received, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $9.0 million.

Strategic Alternatives

On November 13, 2014, we announced that we had retained Stifel Nicolaus & Company, Incorporated, an investment banking firm, to assist us in reviewing and evaluating strategic alternatives. We engaged in that formal process during the ten months that followed our announcement and we recently terminated our formal engagement with Stifel.

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

At September 30, 2015, we had $0 outstanding under the term loan, having paid off all of our outstanding obligations under the term loan on July 14, 2015.

Quotation of Our Common Stock on the OTCQB Following NASDAQ De-listing

Our common stock had been listed on The NASDAQ Capital Market until September 15, 2015, when it was suspended for failure to comply with The NASDAQ Capital Market continued listing standards. On September 16, 2015, our common stock began trading on the OTC Markets’ OTCQB market tier under the trading symbol “BGMD.” The delisting of our common stock from The NASDAQ Capital Market could substantially further reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, the delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise capital, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

Net Cash Flows

Cash (used in) provided by operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Nine Months Ended September 30,
Summary Cash Flow Information	2015	2014	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(2,550)	$(7,097)	$4,547
Investing activities	13	—	13
Financing activities	1,056	5,659	(4,603)

Net (decrease)/increase in cash	(1,481)	(1,438)	(43)

Cash at end of period	$2,642	$6,313	$(3,671)

Nine Months Ended September 30, 2015 and 2014

Net cash used in operating activities decreased primarily due to a decrease in our net loss, an increase in non-cash charges and changes in operating assets and liabilities for the nine month period ended September 30, 2015 compared to the same period in 2014. The changes in working capital related primarily to an increase in accounts payable, accrued expenses and other current liabilities in 2015 compared to a large decrease in 2014,

Net cash provided by investing activities increased due to the proceeds received from the sale of property and equipment in the nine month period ended September 30, 2015 for which we received no similar proceeds in the nine month period ended September 30, 2014.

Net cash provided by financing activities decreased because the net proceeds from the follow-on public offering in 2014 were larger than the aggregate of the net proceeds from the 2015 public offering and the private placement of Series A Preferred Stock and secured convertible promissory notes, partially offset by a decrease in term debt payments in the nine month period ended September 30, 2015 as compared to the same period in 2014, due to the extinguishment of the term loan in July 2015.

Funding Requirements

During the nine months ended September 30, 2015, we incurred a net loss of $4.4 million and used $2.6 million of cash in operations, and expect to continue to incur losses and use cash during 2015 and beyond. At September 30, 2015, we had cash totaling $2.6 million, and an outstanding balance of $0 under our secured term loan facility having paid off all of our outstanding obligations under the secured term loan facility on July 14, 2015.

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

We believe that our existing cash will be sufficient to fund our operations into July 2016. Until we generate significant product revenues to reach cash breakeven, we will need to raise additional funds to finance our operations beyond July 2016. We may not be able to obtain adequate financing to do so when necessary, and the terms of any financings may not be advantageous to us and any financings may result in dilution to our stockholders.

The above circumstances along with our history and near term forecast of incurring net losses and negative operating cash flows raise substantial doubt regarding our ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the cost to develop and commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report, in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014. We have based these estimates on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations;

•	the revenue generated by sales of our cardiovascular diagnostic tests;

•	the rate of progress and cost of our commercialization activities, including the launch of the galectin-3 test on Abbotts’ automated platform;

•	the rate of adoption by new customers of automated galectin-3 testing and the rate of migration by existing customers of manual galectin-3 testing to automated galectin-3 testing;

•	the outcome, costs and timing of seeking regulatory clearance for our product candidates and for additional indications for existing products;

•	the success of our development efforts;

•	the expenses we incur in marketing and selling our products;

•	the emergence and effect of competing or complementary products;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	the trading price of our common stock; and

•	the effect of the quotation of our common stock on the OTCQB and the delisting of our common stock from The NASDAQ Capital Market.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is contained in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the nine months ended September 30, 2015.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the timing and sales ramp of new customers for Abbott’s automated galectin-3 test and the migration of our existing customers of manual galectin-3 testing to automated galectin-3 testing;

•	our ability to raise additional funds to finance our operations;

•	the commercialization by Abbott of its FDA-cleared version of the galectin-3 test on Abbott’s automated platform;

•	our ability to continue as a going concern;

•	our estimates of future performance, including the commercialization and sales of our galectin-3 test;

•	our ability to provide sufficient evidence of clinical utility for our galectin-3 test and to differentiate it from competing cardiovascular diagnostics tests;

•	our ability to obtain regulatory clearance from the FDA for our CardioSCORE test and cardiovascular risk assessment and additional indications for our galectin-3 test;

•	our ability to successfully market, commercialize and achieve widespread market penetration for our cardiovascular diagnostic tests;

•	our ability to conduct the clinical studies required for regulatory clearance or approval and to demonstrate the clinical benefits and cost-effectiveness to support commercial acceptance of our products;

•	the timing, costs and other limitations involved in obtaining regulatory clearance or approval for any of our products;

•	the potential benefits of our cardiovascular diagnostic tests over current medical practices or other diagnostics;

•	the ability of our automated partners to develop and obtain regulatory clearance of galectin-3 tests that can be performed on their automated platforms and to commercialize any such tests;

•	willingness of third-party payers to reimburse for the cost of our tests;

•	our ability to enter into collaboration and distribution agreements with respect to our cardiovascular diagnostic tests, the performance of our partners under such agreements and the potential benefits of these arrangements;

•	estimates of market sizes and anticipated uses of our cardiovascular diagnostic tests;

•	our ability to obtain and maintain intellectual property protections for our products and operate our business without infringing upon the intellectual property rights of others;

•	the expected timing, progress or success of our development and commercialization efforts;

•	our ability to successfully obtain sufficient and appropriate blood samples for our validation tests in support of our regulatory filings for our cardiovascular tests;

•	the effect of the quotation of our common stock on the OTCQB and the delisting of our common stock from The NASDAQ Capital Market;

•	our ability to enter into a strategic transaction that increases stockholder value;

•	the success of competing cardiovascular diagnostic tests that are or become available;

•	regulatory developments in the United States and other countries in which we sell or plan to sell our tests;

•	the performance of our third-party suppliers and the manufacturer of our galectin-3 tests; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by the risk factors discussed under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and “Risk Factors” in Part II – Item 1A, of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II – Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, other than as set forth below:

The holders of our Series A Preferred Stock are entitled to rights and preferences that are significantly greater than the rights and  preferences of the holders of our common stock, including preferential payments upon a liquidation, as well as dividend and registration rights associated with their shares.

On July 14, 2015, we issued an aggregate of 1,474,443 shares of newly designated Series A Preferred Stock, $0.001 par value per share, or Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to a number of rights and preferences which holders of our outstanding common stock do not and will not have. Among these rights and preferences is a preference on liquidation of the Company, which means that holders of the Series A Preferred Stock will be entitled to receive the proceeds out of any liquidation of the Company before any such proceeds are paid to holders of our common stock. Upon liquidation, including deemed liquidations pursuant to a merger, consolidation or a sale of all or substantially all of our assets, the holders of Series A Preferred Stock will be entitled to be paid first out of any proceeds in the amount of $1.7003 per share, which was the price at which shares of Series A Preferred Stock were sold on July 14, 2015, plus all accrued but unpaid dividends on the shares of Series A Preferred Stock, and prior to payment of any amounts on our common stock. Thereafter, the holders of Series A Preferred Stock will also share pro rata on an as converted to common stock basis in payments made to the holders of our common stock. Accordingly, the holders of the Series A Preferred Stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of our common stock and then share in any proceeds paid to holders of our common stock. As a result, only the sale or liquidation proceeds in excess of the liquidation preference plus accrued but unpaid dividends would be available for distribution to holders of our common stock.

Holders of our Series A Preferred Stock also have significant rights with respect to certain actions that the Company may wish to take from time to time. At any time prior to the conversion of the Series A Preferred Stock, the consent of the holders of at least a majority of the Series A Preferred Stock then outstanding, voting together as a single class, will be required for the Company to take certain actions, including, among other things: liquidating, dissolving or winding up the business and affairs of the Company or effecting any merger, consolidation or other liquidation event; amending, altering or repealing any provision of the Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock or the Bylaws of the Company; creating or authorizing any class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock or increasing the number of authorized shares of Series A Preferred Stock; purchasing, redeeming, paying or declaring dividends on any shares of our capital stock, with certain exceptions; increasing or decreasing the size of our board of directors; and certain other actions. As a result, we will not be able to take any of these actions without first seeking and obtaining the approval of the holders of our Series A Preferred Stock. We may not be able to obtain such approval in a timely manner or at all, even if we think that taking the action for which we seek approval is in the best interests of the Company.

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

Each share of Series A Preferred Stock is convertible into one share of our common stock, at any time at the option of each holder and automatically upon the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. Assuming the full conversion of all of the shares of Series A Preferred Stock into our common stock, the holders of the Series A Preferred Stock and their affiliates would represent approximately 28.6% of our issued and outstanding capital stock as of October 31, 2015. Prior to such conversion, holders of Series A Preferred Stock will be entitled to vote with the holders of our common stock on an as-converted basis, except that no holder of Series A Preferred Stock will be entitled to cast votes for the number of shares of common stock issuable upon conversion of the Series A Preferred Stock held by such holder that exceeds (subject to a proportionate adjustment in the event of a stock split, stock dividend, combination or other proportionate recapitalization) the quotient of (A) the aggregate purchase price paid by such holder for its Series A Preferred Stock, divided by (B) the greater of (i) $3.20 and (ii) the closing price of our common stock on the trading day immediately prior to the date our Series A Preferred Stock was issued, which was $1.40. Therefore, as of October 31, 2015, the holders of Series A Preferred Stock and their affiliates held approximately 17.9% of the voting power of the Company.

Our common stock is quoted on the OTCQB, which could result in a limited market for our common stock.

Our common stock had been listed on The NASDAQ Capital Market until September 15, 2015, when it was suspended for failure to comply with The NASDAQ Capital Market continued listing standards. On September 16, 2015, our common stock began trading on the OTC Markets’ OTCQB market tier under the trading symbol “BGMD.” The delisting of our common stock from The NASDAQ Capital Market could substantially further reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, the delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise capital, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon Health Diagnostic Laboratory, Inc., or HDL, which is our largest customer and which filed for bankruptcy in June 2015.

In pursuing our commercialization strategy for our BGM Galectin-3 Test for heart failure, we are particularly dependent upon HDL, which was responsible for approximately 80% of our galectin-3 test sales in 2014 and approximately 68% of the Company’s product revenues for the fiscal quarter ended September 30, 2015. In March 2011, we entered into a supply agreement with HDL pursuant to which HDL agreed to make our microplate galectin-3 test available to physicians in the United States. Under the agreement, we agreed to provide HDL with certain clinical market development resources, programs and assistance as reasonably requested by HDL, and HDL agreed to perform certain sales, marketing and marketing education activities in support of our galectin-3 test. On June 7, 2015, HDL filed a voluntary petition for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. Since HDL’s bankruptcy filing, we have received substantially smaller and less frequent orders from HDL than we had received previously. On September 11, 2015, True Health Diagnostics announced the acquisition of HDL, in a court-supervised auction. HDL has not yet filed a plan of liquidation or reorganization. Thus, it is uncertain what distribution will be made on account of allowed claims. Further, the court approved HDL’s request to extend the exclusive deadline by which HDL may file a plan of liquidation or reorganization until early 2016. Accordingly, we have already experienced a substantial downturn in our revenue as a result of HDL’s bankruptcy and we may suffer significant additional lost revenues as a result of HDL’s bankruptcy or any related business interruptions experienced by HDL or if our relationship with HDL is otherwise further adversely affected. Any prolonged disruption in HDL’s operations or problems that otherwise undermine our business relationship with HDL could have a significant negative impact on our ability to execute on our commercialization strategy for our galectin-3 test in the United States and to maintain or increase the sales volume of our galectin-3 test.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1.1	Restated Certificate of Incorporation of BG Medicine, Inc.		Form 8-K (Exhibit 3.1)	2/11/11	001-33827

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of BG Medicine, Inc., dated July 8, 2015.		Form 8-K (Exhibit 3.1)	7/8/15	001-33827

3.1.3	Amended and Restated Certificate of Designations of Series A Preferred Stock of BG Medicine, Inc. filed with the Secretary of State of the State of Delaware on August 18, 2015.		Form 8-K (Exhibit 3.1)	8/18/15	001-33827

4.1	Form of Prefunded Common Stock Purchase Warrant issued to the purchasers in the 2015 public offering.		Form 8-K (Exhibit 4.1)	8/18/15	001-33827

4.2	Form of Common Stock Purchase Warrant issued to the purchasers in the 2015 public offering.		Form 8-K (Exhibit 4.2)	8/18/15	001-33827

10.1	First Amendment to Securities Purchase Agreement by and between BG Medicine, Inc. and the purchasers named therein, dated July 14, 2015		Form 8-K (Exhibit 10.1)	7/15/15	001-33827

10.2	Fifth Amended and Restated Investor Rights Agreement by and between BG Medicine, Inc. and the stockholders named therein, dated July 14, 2015.		Form 8-K (Exhibit 10.2)	7/15/15	001-33827

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG MEDICINE, INC.

Date:	November 16, 2015	By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date:	November 16, 2015	By:	/s/ Stephen P. Hall
Stephen P. Hall
Executive Vice President, Chief Financial Officer and Treasurer