Form 10-K/A
period 2015-12-31
BG Medicine, Inc.
filed 2016-04-29
CIK 1407038

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

As of April 1, 2016, the registrant had 11,374,360 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends BG Medicine, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on April 4, 2016, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications.

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

Set forth below are the names of our directors, their ages as of April 1, 2016, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is set forth below.

Name	Age	Position

Jeffrey R. Luber(1)	49	Director

James F. O’Connor(1)	75	Director

Stelios Papadopoulos, Ph.D.(2)(3)	67	Director

Paul R. Sohmer, M.D.	67	President, Chief Executive Officer and Director

Harry W. Wilcox(2)(3)	61	Chairman of the Board

(1)	Member of our Audit Committee. Mr. O’Connor is the chairman of the committee.
(2)	Member of our Nominating and Governance Committee. Dr. Papadopoulos is the chairman of the committee.
(3)	Member of our Compensation Committee. Mr. Wilcox is the chairman of the committee.

Jeffrey R. Luber has served on our Board of Directors since February 2016. Mr. Luber has more than twenty years of life sciences experience, having served in lead business and legal roles in both public and private companies. Since March 2016, Mr. Luber has served as President, Chief Executive Officer and on the Board of Directors of Good Start Genetics, Inc., a molecular genetics information company, where he previously served as Vice President, Corporate Development and General Counsel from July 2014 to March 2016. From August 2009 to July 2014, Mr. Luber served as Vice President, Corporate Development and General Counsel of SynapDx Corp., a laboratory services company that he co-founded. From March 2008 to April 2009, Mr. Luber served as Chief Executive Officer of EXACT Sciences Corp., a publicly-traded diagnostics company, where he led its turnaround and recapitalization through a strategic transaction with Genzyme Corp. At EXACT Sciences Corp., Mr. Luber also served as its President from July 2007 to April 2009, Chief Financial Officer and Treasurer from April 2006 to July 2007 and General Counsel from November 2002 to July 2007. Mr. Luber previously served on the boards of directors of EXACT Sciences Corp. and the Accelerated Cure Project for Multiple Sclerosis. He received his BS in Business Administration from Southern Connecticut State University and his JD and MBA from Suffolk University. Our Board concluded that Mr. Luber should serve as a director because Mr. Luber has extensive experience in finance, legal and corporate development roles at public and private companies, as well as experience working on the boards of directors of public and not-for-profit companies.

James F. O’Connor has served on our Board of Directors since November 2015. Mr. O’Connor has over forty years of substantive business experience covering all aspects of finance, operations, strategy and corporate development. Since 1998, Mr. O’Connor has been the principal Managing Director of The Chartwell Company, a merchant and investment banking firm. Mr. O’Connor is a certified public accountant. Some of Mr. O’Connor’s previous directorships include: SPS Technologies (1994-2003), which was sold to Precision Cast Products in 2003; Color Kinetics (2002-2007), which was sold to Phillips Lighting Products in 2007; PC Cox Holding Ltd. (1996-2008); and Caritas Christi Health Care System (2008-2011), which was sold to Cerberus Capital in 2011. Mr. O’Connor received a B.S. from Boston College and was a Rotary International Foundation Fellow at the Swiss School of Economics. Our Board of Directors concluded that Mr. O’Connor should serve as a director and our Audit Committee Chairman because Mr. O’Connor has extensive experience in corporate finance, accounting, operations, strategy, mergers & acquisitions, as well as experience working on the boards of directors of public, private and non-for-profit companies.

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

Harry W. Wilcox is the Chairman of our Board of Directors and has served on our Board of Directors since May 2015. Mr. Wilcox has been Chief Operating Officer and General Partner of Flagship Ventures, a venture capital firm, since 2013. From 2006 to 2013, he was Chief Financial Officer and Partner of Flagship Ventures. From 2004 to 2006, he was Chief Financial and Senior Vice President of Corporate Development of EXACT Sciences. Mr. Wilcox received his M.B.A. from Boston University and his B.S. in Finance from the University of Arizona. Mr. Wilcox currently serves as a director of T2 Biosystems, Inc., an in vitro diagnostic company. Our Board of Directors concluded that Mr. Wilcox should serve as a director as of the date of this filing because of Mr. Wilcox’s experience leading successful healthcare and technology companies, and his experience as a venture investor.

BOARD AND COMMITTEE MEETINGS

Our Board of Directors has an audit committee, a compensation committee and a nominating and governance committee. All of our committee charters are posted on our website at investor.bg-medicine.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 303 Wyman Street, Suite 300, Waltham, Massachusetts 02451.

Meeting Attendance. During the fiscal year ended December 31, 2015, there were 35 meetings of our Board of Directors, and the various committees of the board met a total of 10 times. No director attended fewer than 75% of the total number of meetings of the board and of the committees of the board on which he served during fiscal 2015. The board has adopted a policy under which each member of the board is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit Committee. Our audit committee is comprised of Mr. O’Connor (chairman) and Mr. Luber. All members of the audit committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The NASDAQ Stock Market LLC, or NASDAQ. Our Board of Directors has determined that Mr. O’Connor is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. Our audit committee’s role and responsibilities are set forth in the audit committee’s written charter. Our audit committee is authorized, among other things, to:

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

Compensation Committee. Our compensation committee is currently comprised of Mr. Wilcox (chairman) and Dr. Papadopoulos. All members of the compensation committee qualify as independent under the current definition promulgated by NASDAQ. At times when not all members of our compensation committee qualify as “non-employee directors” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our Board of Directors, rather than our compensation committee, retains the authority to approve equity awards being granted to our directors and executive officers. Our compensation committee’s role and responsibilities are set forth in the compensation committee’s written charter. Our compensation committee is authorized, among other things, to:

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

The Compensation Committee engaged independent compensation consultant Radford, an Aon Hewitt company, or Radford, to assist it in considering and determining the compensation for our executive officers and directors in 2015. Radford was engaged by, and reported to, the Compensation Committee, which has the sole authority to hire or fire advisers, including compensation consultants, and to approve the fee arrangements for any work performed. Radford assisted the Compensation Committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation Committee authorized Radford to interact with management on behalf of the Compensation Committee, in connection with advising the Compensation Committee, and Radford was included in discussions with management on matters being brought to the Compensation Committee for consideration and attended the meetings of the Compensation Committee. It is the Compensation Committee’s policy that the Chair of the Compensation Committee or the full Compensation Committee pre-approve any additional services provided to management by our independent compensation consultant. In fiscal year 2015, Radford was the only compensation consultant that provided services to the Compensation Committee. The Compensation Committee has not retained Radford to provide services to the Compensation Committee in 2016. The Compensation Committee assessed the independence of Radford pursuant to SEC rules and the corporate governance rules of NASDAQ and concluded that Radford’s work for the Compensation Committee does not raise any conflict of interest.

Nominating and Governance Committee. Our nominating and governance committee is comprised of Dr. Papadopoulos (chairman) and Mr. Wilcox. All members of the nominating and governance committee qualify as independent under the current definition promulgated by NASDAQ. Our nominating and governance committee’s role and responsibilities are set forth in the nominating and governance committee’s written charter. Our nominating and governance committee is authorized, among other things, to:

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

Our nominating and governance committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third-party search firms or other appropriate sources. For all potential candidates, our nominating and governance committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. For each annual meeting, our nominating and governance committee will consider only one recommended nominee from any stockholder or group of affiliated stockholders, and such recommending stockholder or group must have held at least five percent of our common stock for at least one year. All stockholder recommendations for proposed director nominees must be in writing to the nominating and governance committee, in care of our Corporate Secretary at 303 Wyman Street, Suite 300, Waltham, Massachusetts 02451, and must be received by the deadlines set forth in our proxy statement for our annual meeting of stockholders. The recommendation must be accompanied by the following information concerning the recommending stockholder:

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

In addition, the nominating and governance committee will also take into account the extent to which the candidate would fill a present need on the Board of Directors, including the extent to which a candidate meets the independence and experience standards promulgated by the Securities and Exchange Commission and by any applicable stock exchange.

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

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (781) 434-0204. However, any stockholder who wishes to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to the Board of Directors at Attn: Security Holder Communication, Board of Directors, BG Medicine, Inc., 303 Wyman Street, Suite 300, Waltham, MA 02451. Communications should not exceed 500 words in length and must be accompanied by the following information:

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

Communications will be distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. The following types of communications are not appropriate for delivery to directors under these procedures:

•	communications regarding individual grievances or other interests that are personal to the party submitting the communication and could not reasonably be construed to be of concern to security holders or other constituencies of the Company (such as employees, members of the communities in which the Company operates its businesses, customers and suppliers) generally;

•	communications that advocate the Company’s engaging in illegal activities;

•	communications that, under community standards, contain offensive, scurrilous or abusive content; and

•	communications that have no rational relevance to the business or operations of the Company (it being understood, however, that issues of social concern arising by reason of the business and operations of the Company are not intended to be excluded under this criterion).

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and their respective ages and positions as of April 1, 2016 are as follows:

Name	Age	Position
Paul R. Sohmer, M.D.	67	President, Chief Executive Officer and Director
Stephen P. Hall	65	Executive Vice President, Chief Financial Officer and Treasurer
Aram Adourian, Ph.D.	46	Senior Vice President, Chief Scientific Officer

The biographies of our executive officers appear below.

Paul R. Sohmer, M.D. joined us in May 2013 as President, Chief Executive Officer and a member of the Board of Directors. Dr. Sohmer served as President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a diagnostic and research laboratory specializing in allergy, immunology, and infectious disease testing from January 2011 to September 2012. Prior to joining Viracor-IBT Laboratories, from February 2009 to January 2011, Dr. Sohmer served as Chief Executive Officer of Orthocon, Inc., a company that develops, manufactures, markets, and sells implantable products designed to stop bone bleeding. From 2007 to 2009, Dr. Sohmer served on the RadPharm, Inc. Board of Directors, and from 2008 to 2009, he served as Chairman of the Board of Directors of Molecular Biometrics, Inc. Dr. Sohmer served as Interim CEO of Cylex, Inc. from January through March of 2008 and CEO of Pathway Diagnostics from May to September of 2008. From June 2000 to December 2006, Dr. Sohmer served as Chairman, President and Chief Executive Officer of TriPath Imaging, Inc. (NASDAQ:TPTH). From 1997 to 2000, Dr. Sohmer served as President and Chief Executive Officer of Neuromedical Systems, Inc. (NASDAQ:NSIX). From 1992 to 1996, Dr. Sohmer served as President and Chief Executive Officer of Genetrix, Inc., a genetic testing lab. From 1991 to 1992, Dr. Sohmer served as Vice President of Professional Services for Nichols Institute. From 1985 to 1991, Dr. Sohmer served as President and Chief Executive Officer of Pathology Institute, Inc., where he led the first commercial introduction of polymerase chain reaction (PCR) for diagnosis of HIV and founded the Chiron Reference Laboratory. Dr. Sohmer received his B.A. from Northwestern University and M.D. from the Chicago Medical School. Dr. Sohmer was named the Ernst and Young Carolinas Life Sciences Entrepreneur of the Year in 2005. Our Board of Directors concluded that Dr. Sohmer should serve as a director as of the date of this filing because he is our President and Chief Executive Officer and he brings more than 25 years of experience leading the growth of commercial-stage companies focused on diagnostics, laboratory services, and medical devices.

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

CODE OF CONDUCT AND ETHICS

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officer. The text of the code of conduct and ethics is posted on our website at investor.bg-medicine.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors or principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of any applicable stock exchange.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2015 were met.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2015 and 2014 to our chief executive officer and our two other highest paid executive officers during 2015. We refer to these three officers as our named executive officers.

Name and principal position	Year	Salary	Stock Awards(1)		Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Paul R. Sohmer, M.D. President and Chief Executive Officer	2015 2014	$400,000 400,000	$	— 127,881	$139,731 180,595	— —	$29,168 51,839	(2) (2)	$568,899 760,315

Stephen P. Hall Executive Vice President, Chief Financial Officer and Treasurer	2015 2014	290,000 290,000		— 74,178	97,812 —	— —	61,028 54,165	(3) (3)	448,840 418,343

Aram Adourian, Ph.D. Senior Vice President, Chief Scientific Officer	2015 2014	275,000 275,000		— 61,542	97,812 101,412	— —	— —		372,812 437,954

(1)	These amounts represent the aggregate grant date fair value of the options and restricted stock units for fiscal years 2015 and 2014 computed in accordance with ASC Topic 718. Valuation assumptions are described in the notes to financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on April 4, 2016.
(2)	The amounts reported under “All Other Compensation” for 2015 and 2014 represent the additional compensation Dr. Sohmer received pursuant to his employment agreement, which includes his rental expenses and car lease expenditures.
(3)	The amounts reported under “All Other Compensation” for 2015 and 2014 represent the additional compensation Mr. Hall received pursuant to his employment agreement, which includes his commuting and temporary living expenses.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements With Our Named Executive Officers

Paul R. Sohmer, M.D. Effective May 8, 2013, we appointed Dr. Sohmer as our President and Chief Executive Officer and entered into an employment agreement with him, which sets forth his compensation and certain other terms. Pursuant to his employment agreement, Dr. Sohmer will be paid an annual base salary of $400,000 and he will be eligible to receive an annual bonus of up to 50% of his annual base salary upon the achievement of specific milestones to be mutually agreed upon by the Board and Dr. Sohmer. The employment agreement also provides that Dr. Sohmer was to receive a stock option to purchase 175,000 shares of our common stock, a portion of which was granted as an inducement material to Dr. Sohmer’s acceptance of employment in accordance with NASDAQ Listing Rule 5635(c)(4). The stock option was granted on May 10, 2013 at an exercise price of $6.68 per share, which was the closing price of our common stock on the NASDAQ Global Market on the grant date. The stock option has a ten-year term, vests over four years with 25% of the stock option vesting on the anniversary of Dr. Sohmer’s start date and the remaining 75% of the stock option vesting in equal installments on a quarterly basis thereafter. In addition, when the Company first achieves $10,000,000 in net sales during a twelve-month period and Dr. Sohmer is providing services to us at such time, the Company has agreed to grant him 87,500 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Dr. Sohmer remains employed by the Company on the applicable vesting date. In addition, when the Company first achieves $30,000,000 in net sales during a twelve-month period and Dr. Sohmer is providing services to us at such time, the Company has agreed to grant him 87,500 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Dr. Sohmer remains employed by the Company on the applicable vesting date. If the Company consummates a change of control (as defined in Dr. Sohmer’s employment agreement), his then outstanding but unvested restricted stock units and stock options will become fully vested and immediately exercisable. As a condition of his employment, Dr. Sohmer entered into a non-competition and non-solicitation agreement pursuant to which he agreed to not compete with us for a period of twelve months after the termination of his employment. On February 4, 2014, the Company granted stock options to Dr. Sohmer to purchase 62,499 shares of our common stock shares at an exercise price of $4.60 per share, which was the closing price of our common stock on the NASDAQ Capital Market on the grant date. The stock option has a ten-year term, 25% of the total number of shares subject to these options vested on February 4, 2015 and the remainder vests 6.25% per quarter thereafter. On October 7, 2014, the Company issued 81,975 restricted stock units to Dr. Sohmer pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vested on August 15, 2015 and the remainder vested on March 31, 2016. On February 20, 2015, the Company granted stock options to Dr. Sohmer to purchase 50,000 shares of our common stock shares at an exercise price of $3.28 per share, which was the closing price of our common stock on the NASDAQ Capital Market on the grant date. The stock option has a ten-year term, 25% of the total number of shares subject to these options vested on February 20, 2016 and the remainder vests 6.25% per quarter thereafter. Bonuses were not awarded for the 2014 or 2015 fiscal years.

Stephen P. Hall. On November 13, 2013, we entered into an employment agreement with Mr. Hall that took effect on December 3, 2013, which sets forth his compensation and certain other terms. Pursuant to his employment agreement, Mr. Hall will be paid an annual base salary of $290,000 and he will be eligible to receive an annual bonus of up to 40% of his annual base salary upon the achievement of specific corporate and individual milestones. The employment agreement also provides that Mr. Hall was to receive a stock option to purchase 37,500 shares of our common stock. The stock option was granted on December 17, 2013 at an exercise price of $3.56 per share, which was the closing price of our common stock on the NASDAQ Global Market on the grant date. The stock option has a ten-year term, vests over four years with 25% of the stock option vesting on the anniversary of Mr. Hall’s start date and the remaining 75% of the stock option vesting in equal installments on a quarterly basis thereafter. In addition, when the Company first achieves $15,000,000 in net sales during a twelve-month period and Mr. Hall is providing services to us at such time, the Company has agreed to grant him 28,750 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Mr. Hall remains employed by the Company on the applicable vesting date. In addition, when the Company first completes at least a $20,000,000 non-dilutive financing and Mr. Hall is providing services to us at such time, the Company has agreed to grant him 28,750 restricted stock units of the Company. The restricted stock units will vest 25% on the first anniversary of the twelfth calendar month end that marked the achievement of the above-referenced performance milestone, and thereafter the remaining 75% shall vest in equal installments on a quarterly basis on the last day of each quarter over a period of three years following such first anniversary, provided that Mr. Hall remains employed by the Company on the applicable vesting date. If the Company consummates a change of control (as defined in Mr. Hall’s employment agreement), then an amount of his then-outstanding but unvested restricted stock units and stock options equal to the amount that would have vested had he remained with the company for twelve months following the date of termination will become fully vested and immediately exercisable. On

October 7, 2014, the Company issued 47,550 restricted stock units to Mr. Hall pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vested on August 15, 2015 and the remainder vested on March 31, 2016. On February 20, 2015, the Company granted stock options to Mr. Hall to purchase 35,000 shares of our common stock shares at an exercise price of $3.28 per share, which was the closing price of our common stock on the NASDAQ Capital Market on the grant date. The stock option has a ten-year term, 25% of the total number of shares subject to these options vested on February 20, 2016 and the remainder vests 6.25% per quarter thereafter. As a condition of his employment, Mr. Hall entered into a non-competition and non-solicitation agreement pursuant to which he agreed to not compete with us for a period of twelve months after the termination of his employment. Bonuses were not awarded for the 2014 or 2015 fiscal years.

Aram Adourian, Ph.D. On October 17, 2012, we entered into an employment agreement with Dr. Adourian that took effect on October 4, 2012, pursuant to which his annual base salary was increased to $275,000. Pursuant to his employment agreement, Dr. Adourian will be eligible to receive an annual bonus of up to 35% of his annual base salary upon the achievement of performance milestones. On February 4, 2014, the Company issued stock options to Dr. Adourian to purchase 12,499 shares of our common stock shares at an exercise price of $4.60 per share, which was the closing price of our common stock on the NASDAQ Capital Market on the grant date. The stock option has a ten-year term, 25% of the total number of shares subject to these options vested on February 4, 2015 and the remainder vests 6.25% per quarter thereafter. On October 7, 2014, the Company issued 39,450 restricted stock units to Dr. Adourian pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vested on August 15, 2015 and the remainder vested on March 31, 2016. On February 20, 2015, the Company issued stock options to Dr. Adourian to purchase 35,000 shares of our common stock shares at an exercise price of $3.28 per share, which was the closing price of our common stock on the NASDAQ Capital Market on the grant date. The stock option has a ten-year term, 25% of the total number of shares subject to these options vested on February 20, 2016 and the remainder vests 6.25% per quarter thereafter. Bonuses were not awarded for the 2014 or 2015 fiscal years. As a condition of his employment, Dr. Adourian has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with us for a period of twelve months after the termination of his employment. Dr. Adourian is entitled to certain benefits in connection with a termination of his employment or a change of control discussed below under “— Potential Payments Upon Termination or Change of Control.”

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

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2015. Unless otherwise indicated below, all stock options listed in the following table were granted under the 2001 Stock Option and Incentive Plan, as amended, or the 2010 Employee, Director and Consultant Stock Plan, which we refer to as the 2001 Plan and 2010 Plan, respectively.

	Option Awards						Stock Awards
Name and principal position	Number of Securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price		Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested(1)
Paul R. Sohmer, M.D. President and Chief Executive Officer	109,378 27,345 — —	65,622 35,154 — 50,000	(2) (3) (5)	$ $ $	6.68 4.60 — 3.28	May 10, 2023 February 4, 2024 — February 20, 2025	40,987	(4)	$14,960

Stephen P. Hall Executive Vice President, Chief Financial Officer and Treasurer	18,752 — —	18,248 — 35,000	(6) (8)	$ $	3.56 — 3.28	December 17, 2023 — February 20, 2025	23,755	(7)	$8,678

	Option Awards							Stock Awards
Name and principal position	Number of Securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price		Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested(1)

Aram Adourian, Ph.D. Senior Vice President, Chief Scientific Officer	10,799 1,124 1,218 8,103 9,374 7,500 31,250 17,094 — —	(9) (10) (11) (12)	— — — — 625 2,500 18,749 18,655 — 35,000	(9) (10) (11) (12) (14)	$ $ $ $ $ $ $ $ $	30.00 30.00 42.68 31.84 31.36 14.44 6.76 4.60 — 3.28	September 16, 2018 January 23, 2019 January 23, 2018 June 30, 2021 February 22, 2022 October 4, 2022 April 26, 2023 February 4, 2024 — February 20, 2025	19,725	(13)	$7,200

(1)	The market value of the stock awards was determined by multiplying the number of shares by $0.365, the closing price of our common stock as quoted on OTCQB Market on December 31, 2015, the last trading day of our fiscal year.
(2)	Represents shares issuable upon exercise of an incentive stock option and a non-qualified stock option, the latter of which was granted as an inducement material to Dr. Sohmer’s acceptance of employment with us and was not granted under the 2010 Plan or the 2001 Plan. In the aggregate, 25% of the total number of shares subject to these options vested on May 8, 2014 and the remainder vests 6.25% per quarter thereafter.
(3)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on February 4, 2015 and the remainder vests 6.25% per quarter thereafter.
(4)	Represents shares issuable upon vesting of restricted stock units (“RSUs”) granted pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vested on August 15, 2015 and the remainder vested on March 31, 2016.
(5)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on February 20, 2016 and the remainder vests 6.25% per quarter thereafter.
(6)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on December 17, 2014 and the remainder vests 6.25% per quarter thereafter.
(7)	Represents shares issuable upon vesting of RSUs granted pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vested on August 15, 2015 and the remainder vested on March 31, 2016.
(8)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on February 20, 2016 and the remainder vests 6.25% per quarter thereafter.
(9)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on February 22, 2013 and the remainder vests 6.25% per quarter thereafter.
(10)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on October 4, 2013 and the remainder vests 6.25% per quarter thereafter.
(11)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on April 26, 2014 and the remainder vests 6.25% per quarter thereafter.
(12)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement and a non-qualified stock option agreement. With respect to 12,500 of these shares, 25% vested on April 26, 2014 and the remainder vests 6.25% per quarter thereafter. With respect to 23,250 of these shares, 50% vested on February 4, 2015 and the remainder vested on February 4, 2016.
(13)	Represents shares issuable upon vesting of RSUs granted pursuant to an RSU agreement. In the aggregate, 50% of the total number of shares subject to these RSUs vested on August 15, 2015 and the remainder vested on March 31, 2016.
(14)	Represents shares issuable upon exercise of options granted pursuant to an incentive stock option agreement. In the aggregate, 25% of the total number of shares subject to these options vested on February 20, 2016 and the remainder vests 6.25% per quarter thereafter.

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

Paul R. Sohmer, M.D. Dr. Sohmer’s employment agreement provides that in the event that his employment is involuntarily terminated other than for cause, disability or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to twelve months of his then current annual base salary, which will be payable over twelve months, (b) the payment equal to twelve months of health insurance premiums at the Company’s then normal rate of contribution, and (c) payment of his annual bonus if termination takes place on or after December 31 of any calendar year but before the annual bonus for that year is paid. Receipt of these severance and benefits is subject to the execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company. In addition, Dr. Sohmer’s employment agreement provides that if his employment is involuntarily terminated within twelve months following the consummation of a change of control (as defined in Dr. Sohmer’s employment agreement) for reasons other than for cause, disability, or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to twelve months of his then current annual base salary, which will be payable over twelve months, (b) the payment equal to twelve months of health insurance premiums at the Company’s then normal rate of contribution, (c) payment of his annual bonus if termination takes place on or after December 31 of any calendar year but before the annual bonus for that year is paid and (d) his then-outstanding but unvested restricted stock units and stock options shall become fully vested and immediately exercisable. As a condition of employment, Dr. Sohmer has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with the Company for a period of twelve months after the termination of his employment. Receipt of his severance and other termination benefits is subject to his execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company.

Stephen P. Hall. Mr. Hall’s employment agreement provides that in the event that his employment is involuntarily terminated other than for cause, disability or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to nine months of his then current annual base salary, which will be payable over nine months and (b) the payment equal to nine months of health insurance premiums at the Company’s then normal rate of contribution. Receipt of these severance and benefits is subject to the execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company. In addition, Mr. Hall’s employment agreement provides that if his employment is involuntarily terminated within twelve months following the consummation of a change of control (as defined in Mr. Hall’s employment agreement) for reasons other than for cause, disability, or death, he will be eligible to receive the following severance and other benefits: (a) the payment of cash severance equal to nine months of his then current annual base salary, which will be payable over nine months, (b) the payment equal to nine months of health insurance premiums at the Company’s then normal rate of contribution, and (c) his then-outstanding but unvested restricted stock units and stock options will accelerate by twelve months. As a condition of employment, Mr. Hall has entered into a non-competition and non-solicitation agreement pursuant to which he has agreed not to compete with the Company for a period of twelve months after the termination of his employment. Receipt of his severance and other termination benefits is subject to his execution of a separation agreement and his compliance with his non-competition, confidentiality and intellectual property-related obligations to the Company.

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

Effective October 1, 2014 until November 18, 2015, our Board of Directors suspended further payments of cash and equity compensation to its non-employee directors under our Non-Employee Director Compensation Policy for services to be provided by the non-employee directors. The Board took this action to conserve the Company’s cash and equity to deploy for other operational purposes.

In November 2015, our Board of Directors amended and restated the Non-Employee Director Compensation Policy that became effective on November 18, 2015. Under the amended and restated policy, upon initial election or appointment to the Board of Directors, new non-employee directors receive a non-qualified stock option to purchase 10,000 shares, or 12,500 shares if the director serves as the chairperson of a standing Board committee, of our common stock at an exercise price equal to the fair market value on the date of grant that vests one year from the date of grant. Each year of a non-employee director’s tenure, the director will receive a non-qualified stock option to purchase 5,000 shares, or 7,500 shares if the director serves as the chairperson of a standing Board committee, of our common stock at an exercise price equal to the fair market value on the date of grant that vests one year from the date of grant. The options become fully vested and exercisable upon a change of control. The Board of Directors did not reinstate any cash compensation to non-employee directors under the amended and restated policy.

All members of our Board of Directors are eligible to receive full reimbursement of reasonable out-of-pocket expenses incurred for their attendance at our board meetings.

The following table sets forth a summary of the compensation earned by our directors in 2015, other than Dr. Sohmer, who is also our Chief Executive Officer, and/or paid to certain of our directors in 2015:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)	Total ($)
Harry W. Wilcox (Chairman)(2)	$—	$2,192	$2,192
Jeffrey R. Luber(3)	—	—	—
James F. O’Connor(4)	—	5,479	5,479
Stelios Papadopoulos, Ph.D.(5)	—	2,192	2,192

(1)	These amounts represent the aggregate grant date fair value of options granted to each director in 2015 computed in accordance with ASC Topic 718. Valuation assumptions are described in the notes to financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed on April 4, 2016.
(2)	As of December 31, 2015, Mr. Wilcox held options to purchase 5,000 shares of our common stock, of which none were vested.
(3)	As of December 31, 2015 Mr. Luber held no options to purchase shares of our common stock.
(4)	As of December 31, 2015, Mr. O’Connor held options to purchase 12,500 shares of our common stock, of which none were vested.
(5)	As of December 31, 2015, Dr. Papadopoulos held options to purchase 9,204 shares of our common stock, of which 4,204 were vested.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	516,881	(3)	$7.28	232,174	(4)

Equity compensation plans not approved by security holders(2)	175,000		$6.68	—

Total	691,881		$7.13	232,174

(1)	Consists of the 2001 Stock Option and Incentive Plan, as amended (the “2001 Stock Plan”), the 2010 Employee, Director and Consultant Stock Plan (the “2010 Stock Plan”), and the 2010 Employee Stock Purchase Plan (the “2010 ESPP”).
(2)	Consists of a stock option to purchase 175,000 shares of common stock granted to Dr. Sohmer, our President and Chief Executive Officer, pursuant to his employment agreement with us as an inducement material to Dr. Sohmer’s acceptance of his employment.
(3)	Consists of outstanding options to purchase 47,783 shares of common stock under the 2001 Stock Plan and 469,098 shares of our common stock under the 2010 Stock Plan.
(4)	Consists of 172,876 shares of common stock available for future issuance under the 2010 Stock Plan and 59,298 shares of common stock available for issuance under the 2010 ESPP. There are no shares of common stock available for future issuance under the 2001 Stock Plan. Shares under the 2010 Stock Plan may become the subject of future awards in the form of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock based awards. Only shares of common stock are issuable under the 2010 ESPP. Under the 2010 ESPP, each eligible employee may purchase a limited number of shares of the common stock of the Company two times each year (on May 15 and November 15) at a purchase price equal to 85% of the fair market value of the common stock on the first business day of the offering period or the last business day of the offering period, whichever is lower.

Summary Description of the Company’s Non-Stockholder Approved Equity Compensation Plan

As an inducement material to Dr. Sohmer’s acceptance of his employment as our President and Chief Executive Officer, Dr. Sohmer was granted stock options to purchase 175,000 shares of our common stock pursuant to his employment agreement with us. These stock options were not approved by our stockholders. The stock options were granted on May 10, 2013 at an exercise price of $6.68 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. The stock option has a ten year term, vests over four years with 25% of the stock option vesting on May 8, 2014 and the remaining 75% of the stock option vesting in equal installments on a quarterly basis thereafter, and contains acceleration provisions in the event of a change of control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2016 by:

•	each existing stockholder we know to beneficially own more than five percent of our common stock, which we call our principal stockholders;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 1, 2016, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 11,374,360 shares of common stock outstanding on April 1, 2016.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Beneficial owner(1)	Number of shares beneficially owned	Percentage of shares beneficially owned
Principal Stockholders
Entities affiliated with Flagship Ventures(2)	3,973,083	28.3%

Non-Employee Directors
Jeffrey R. Luber	—	*
James F. O’Connor	—	*
Stelios Papadopoulos, Ph.D.(3)	301,133	2.6%
Harry W. Wilcox	—	*

Named Executive Officers
Paul R. Sohmer, M.D.(4)	235,195	2.0%
Stephen P. Hall(5)	63,069	*
Aram Adourian, Ph.D.(6)	154,483	1.3%
All current directors and executive officers as a group (7 persons)(8)	753,880	6.4%

*	Less than 1%
(1)	Except as set forth below, the address of all directors, executive officers and stockholders is c/o BG Medicine, Inc., 303 Wyman Street, Suite 300, Waltham, Massachusetts 02451.
(2)

Consists of 58,232 shares of common stock, 67,018 shares of Series A Preferred Stock convertible into 120,477 shares of common stock and warrants to purchase 858 shares of common stock that are currently exercisable held by AGTC Advisors Fund, L.P. (“AGTC”); 786,970 shares of common stock, 909,696 shares of Series A Preferred Stock convertible into 1,635,350 shares of common stock and warrants to purchase 14,199 shares of common stock that are currently exercisable held by Applied Genomic Technology Capital Fund, L.P. (“AGTC Fund,” and together with AGTC, the “AGTC Funds”); 1,058 shares of common stock held by One Liberty Advisors Fund 2000 L.P. (“OneLiberty Advisors”); 20,106 shares of common stock held by OneLiberty Ventures 2000 L.P. (“OneLiberty Ventures,” and together with OneLiberty Advisors, the “OneLiberty Funds”); and 441,072 shares of common stock and 497,729 shares of Series A Preferred Stock convertible into 894,761 shares of common stock held by Flagship Ventures Fund 2007, L.P. (“Flagship 2007”). AGTC Partners, L.P., the general partner of each of the AGTC Funds, NewcoGen Group, Inc., the general partner of AGTC Partners, L.P., Flagship Ventures Management, Inc. (“Flagship Inc.”), of which NewcoGen Group, Inc. is a wholly-owned subsidiary, and Noubar B. Afeyan, Ph.D., the director of Flagship Inc., may be deemed to share the right to direct the voting and dispositive control over the securities held by the AGTC Funds. In addition, as a managing member of OneLiberty Partners 2000, LLC, which is the general partner of each of the OneLiberty Funds, Mr. Kania shares voting and dispositive control over the shares beneficially owned by the OneLiberty Funds. As managers of Flagship Ventures 2007 General Partner LLC, which is the general partner of Flagship 2007, Dr. Afeyan and Mr. Kania may be deemed to share voting and dispositive control over the shares beneficially owned by Flagship 2007. Each of the reporting persons listed above expressly disclaims beneficial ownership of the securities of the Company owned by all other reporting persons except to the extent of its or his pecuniary interest therein. The address for all of the Flagship entities is One Memorial Drive, 7th Floor, Cambridge, Massachusetts 02142. Mr. Wilcox, one of our directors, is Chief Operating Officer and General Partner of Flagship Ventures, but does not have voting or dispositive control over the securities held by the AGTC Funds, the OneLiberty Funds or Flagship 2007.
(3)	Consists of 296,929 shares of common stock and options to purchase 4,204 shares of common stock which are exercisable within 60 days following April 1, 2016.
(4)	Consists of 53,161 shares of common stock and options to purchase 182,034 shares of common stock which are exercisable within 60 days following April 1, 2016.
(5)	Consists of 31,034 shares of common stock and options to purchase 32,035 shares of common stock which are exercisable within 60 days following April 1, 2016.
(6)	Consists of 35,770 shares of common stock and options to purchase 118,713 shares of common stock which are exercisable within 60 days following April 1, 2016.
(7)	See footnotes 3 through 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of the transactions in which we have engaged, over the past two years, since January 1, 2014 with our directors and officers and then beneficial owners of more than five percent of our voting securities and their affiliates.

Series A Preferred Stock Financing, Secured Convertible Promissory Notes and Related Agreements

On May 12, 2015, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with our principal stockholders, Applied Genomic Technology Capital Fund, L.P., AGTC Advisors Fund, L.P. and Flagship Ventures Fund 2007, L.P., or the Purchasers, which are affiliates of our director, Harry W. Wilcox, and our former director, Noubar B. Afeyan, Ph.D. On May 12, 2015, or the Initial Closing, pursuant to the terms and subject to the conditions contained in the Purchase Agreement, we issued and sold to the Purchasers secured convertible promissory notes in aggregate principal amount of $500,000, or the Notes. In addition and pursuant to the terms of the Purchase Agreement, and subject to the approval of our stockholders at our 2015 annual meeting of stockholders which was held on July 7, 2015, or the 2015 Annual Meeting, and the satisfaction or waiver of other closing conditions, we agreed to issue and sell to the Purchasers $2,000,000 of shares of newly created Series A Preferred Stock, $0.001 par value per share, or the Series A Preferred Stock, of the Company at a second closing, which was held on July 14, 2015, or the Second Closing. On July 14, 2015, we and the Purchasers entered into the First Amendment to the Purchase Agreement, pursuant to which we and the Purchasers agreed to extend the period of time following the 2015 Annual Meeting for the Second Closing to occur until July 14, 2015. The issuance of the Notes and the Series A Preferred Stock are collectively referred to herein as the “Financing.”

Contemporaneously with the execution and delivery of the Purchase Agreement and our issuance of the Notes to the Purchasers, we and the Purchasers entered into a Security Agreement, or the Security Agreement, dated May 12, 2015, pursuant to which we granted to the Purchasers a security interest in substantially all of our assets, other than our intellectual property, to secure our obligations under the Notes. Pursuant to the terms of the Security Agreement, our intellectual property would become subject to the security interest granted by us to the Purchasers upon repayment of all amounts owed under that certain Loan and Security Agreement by and among the Company, General Electric Capital Corporation, or GECC, as Agent, the Lenders and the Guarantors dated as of February 10, 2012, as amended, or the GECC Agreement. Pursuant to a Subordination and Intercreditor Agreement by and among the Company, the Purchasers and GECC, dated May 12, 2015, entered into contemporaneously with the execution and delivery of the Purchase Agreement, our payment obligations under the Notes were subordinated to our payment obligations under the GECC Agreement and the security interest granted by us to the Purchasers to secure our obligations under the Notes was subordinated to the security interest granted by us to GECC to secure our obligations under the GECC Agreement.

At the Second Closing which was held on July 14, 2015, pursuant to the terms of the Purchase Agreement, we issued and sold to the Purchasers 1,176,262 shares of Series A Preferred Stock at a purchase price of $1.7003 per share, or the Purchase Price, for aggregate gross cash proceeds of approximately $2.0 million. In addition, at the Second Closing, the $500,000 in aggregate principal amount of Notes, plus accrued but unpaid interest thereon, that we had issued to the Purchasers in the Initial Closing, converted into 298,181 shares of Series A Preferred Stock at the Purchase Price. Following the Second Closing, we had issued an aggregate of 1,474,443 shares of Series A Preferred Stock, which are outstanding and held by the Purchasers. The Second Closing was subject to the approval of our stockholders at the 2015 Annual Meeting and the satisfaction or waiver of other closing conditions.

The shares of Series A Preferred Stock have the rights, preferences and privileges set forth in the Certificate of Designations to the Company’s Restated Certificate of Incorporation that we originally filed with the Secretary of State of the State of Delaware on July 14, 2015, which was amended and restated on August 18, 2015, which we refer to as the Restated Certificate of Designations. The rights, preferences and privileges of the Series A Preferred Stock as set forth in the Restated Certificate of Designations are summarized below:

Conversion: Each share of Series A Preferred Stock is convertible into one share of common stock at any time at the option of each holder and automatically upon the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. The conversion price will be subject to adjustment in connection with stock splits, combinations, dividends and other corporate transactions affecting the common stock. The anti-dilution protections that had been provided to the Series A Preferred Stock, which included full-ratchet anti-dilution protection until the first anniversary of the date that the Series A Preferred Stock was issued and weighted-average anti-dilution protection thereafter, were terminated following our public offering in August 2015.

No Redemption Rights: All redemption rights that had been provided to the Series A Preferred Stock terminated following the closing of our public offering in August 2015.

Ranking: The Series A Preferred Stock will rank senior in preference and priority to the common stock and each other class or series of our capital stock, except for any class or series of capital stock issued in compliance with the terms of the Restated Certificate of Designations.

Dividends: The holders of Series A Preferred Stock will be entitled to receive, out of funds legally available for the payment of dividends under Delaware law, cumulative dividends that accrue daily at an annual rate of 8%, compounded and payable quarterly in cash or in additional shares of Series A Preferred Stock at the election of each holder. The holders of Series A Preferred Stock will also be entitled to participate in cash dividends and in-kind distributions made on shares of common stock.

Liquidation Preference: Upon liquidation, including deemed liquidations pursuant to a merger, consolidation or a sale of all or substantially all of our assets, the holders of Series A Preferred Stock will be entitled to be paid first out of any proceeds in an amount per share equal to the price at which shares of Series A Preferred Stock were sold in the Series A Preferred Stock financing, plus all accrued but unpaid dividends on each share of Series A Preferred Stock, and prior to payment of any amounts on the common stock. Thereafter, the holders of Series A Preferred Stock will also share pro rata on an as converted to common stock basis in payments made to the holders of our common stock. Accordingly, the holders of the Series A Preferred Stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of the common stock and then share in any proceeds paid to holders of the common stock. As a result, only the sale or liquidation proceeds in excess of the liquidation preference plus accrued but unpaid dividends would be available for distribution to holders of the common stock.

Voting Rights: Holders of Series A Preferred Stock will be entitled to vote with the holders of the common stock on an as-converted basis, except that no holder of Series A Preferred Stock will be entitled to cast votes for the number of shares of common stock issuable upon conversion of the Series A Preferred Stock held by such holder that exceeds (subject to a proportionate adjustment in the event of a stock split, stock dividend, combination or other proportionate recapitalization) the quotient of (A) the aggregate purchase price paid by such holder for its Series A Preferred Stock, divided by (B) the greater of (i) $3.20 and (ii) the closing price of the common stock on the trading day immediately prior to the date its Series A Preferred Stock is issued, which was $1.40. In addition, prior to the conversion of the Series A Preferred Stock, the consent of the holders of at least a majority of the Series A Preferred Stock then outstanding, voting together as a single class, will be required for the Company to take certain actions, including, among other things: liquidating, dissolving or winding up the business and affairs of the Company or effecting any merger, consolidation or other liquidation event; amending, altering or repealing any provision of our Certificate of Incorporation, Certificate of Designations or Bylaws; creating or authorizing any class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock or increasing the number of authorized shares of Series A Preferred Stock; purchasing, redeeming, paying or declaring dividends on any shares of our capital stock, with certain exceptions; increasing or decreasing the size of our Board of Directors; and certain other actions.

Board of Directors: The holders of Series A Preferred Stock are entitled to nominate one director to the Board, or the Series A Director. Subject to applicable law and stock exchange requirements, the Series A Director is entitled to serve as a member of each committee of the Board. The rights to nominate a Series A Director will terminate if less than 20% of the shares of Series A Preferred Stock issued under the Securities Purchase Agreement dated May 12, 2015, as amended, by and between the Company and the Series A Holders are no longer outstanding.

Investor Rights Agreement

In connection with the Second Closing, we also entered into the Fifth Amended and Restated Investor Rights Agreement, or the Investor Rights Agreement, with the Purchasers as well as the stockholders who hold shares of our common stock that are registrable securities, or the Prior Registrable Securities, under our then existing Fourth Amended and Restated Investor Rights

Agreement dated as of July 10, 2008, or the Prior IRA. Under the terms of the Investor Rights Agreement, the Prior IRA was amended and restated to grant certain demand and piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock. These registration rights are subject to certain conditions and limitations, including the right of the underwriters of an offering to limit the number of shares of our common stock included in any such registration under certain circumstances. We are generally required to pay all expenses incurred in connection with registrations effected in connection with the registration rights, excluding underwriting discounts and commissions. The registration rights described below shall not apply to shares of common stock that are eligible to be sold by persons who are not affiliates of the Company (as defined in Rule 144 of the Securities Act), and have not been affiliates of the Company during the preceding three months, pursuant to Rule 144(b)(1) under the Securities Act.

Demand Rights. Any holder or holders who collectively hold registrable securities representing at least 40% of the registrable securities then outstanding shall have the right, exercisable by written notice, to have us prepare and file a registration statement under the Securities Act covering the registrable securities that are the subject of such request; provided, that we are not obligated to prepare and file a registration statement if neither Form S-3 nor another short form registration statement is available to us, unless the registrable securities that are the subject of such request have an expected aggregate offering price to the public of at least $1,000,000. Subject to the foregoing, the holders of Series A Preferred Stock shall be permitted two demand registrations on Form S-1 and unlimited demand registrations on Form S-3 and the holders of the Prior Registrable Securities shall be permitted one demand registration. In addition, under certain circumstances, the underwriters, if any, may limit the number of shares of our common stock included in any such registration, and we may postpone or suspend the filing or effectiveness of such registration.

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

Other Transactions with Principal Stockholders

On December 3, 2014, we issued 28,498 shares of our common stock to entities affiliated with Flagship Ventures upon the net exercise of previously issued warrants to purchase shares of our common stock, including 12,348 shares issued to NewcoGen Group LLC, 13,024 shares issued to NewcoGen Equity Investors LLC, 1,557 shares issued to ST NewcoGen LLC and 1,569 shares issued to NewcoGen - Long Reign Holding LLC. Noubar B. Afeyan, Ph.D., one of our directors, is affiliated with each of these entities affiliated with Flagship Ventures.

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

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence, however, by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under NASDAQ Marketplace Rules, a majority of a listed company’s board of directors must be comprised of independent directors, subject to certain phase-in exceptions. Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our board has determined that all of our directors other than Paul R. Sohmer, M.D., our President and Chief Executive Officer, are “independent directors” as defined by the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Marcum LLP and Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2015 and December 31, 2014, respectively, and fees billed for other services rendered by Marcum LLP and Deloitte & Touche LLP during those periods.

	2015	2014
Audit fees(1)	$281,000	$454,100
Tax fees(2)	30,000	30,000
All other fees(3)	—	2,000

Total:	$311,000	$486,100

(1)	Audit fees consisted of audit work performed in the preparation of financial statements.
(2)	Tax fees consist principally of assistance with matters related to tax compliance and reporting.
(3)	All other fees consist principally of technical library subscription fees.

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

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate amount of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 (a) The following documents were filed as part of the Annual Report on Form 10-K that was filed on April 4, 2016.

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at page F-1 in the Annual Report on Form 10-K that was filed on April 4, 2016. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of the Annual Report on Form 10-K that was filed on April 4, 2016.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/11/11	001-33827

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated July 8, 2015.		Form 8-K (Exhibit 3.1)	7/8/15	001-33827

3.1.3	Amended and Restated Certificate of Designations of Series A Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on August 18, 2015.		Form 8-K (Exhibit 3.1)	8/18/15	001-33827

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	2/11/11	001-33827

4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	11/22/10	333-164574

4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of July 14, 2015		Form 8-K (Exhibit 10.2)	7/15/15	001-33827

4.3	Form of Common Stock Warrant issued to General Electric Capital Corporation		Form S-1 (Exhibit 4.4)	1/29/10	333-164574

4.4	Form of Common Stock Bridge Financing Warrant, together with a schedule of warrant holders		Form S-1 (Exhibit 4.5)	1/29/10	333-164574

4.5	Warrant issued to Silicon Valley Bank, dated November 9, 2007		Form S-1 (Exhibit 4.6)	1/29/10	333-164574

4.6	Warrant issued to Silicon Valley Bank, dated March 28, 2008		Form S-1 (Exhibit 4.7)	1/29/10	333-164574

4.7	Form of 2010 Common Stock Bridge Warrant, together with a schedule of warrant holders		Amendment No. 3 to Form S-1 (Exhibit 4.8)	8/31/10	333-164574

4.8.1	Warrant issued to GE Capital Equity Investments, Inc., dated as of February 10, 2012		Form 8-K (Exhibit 10.5)	2/16/12	001-33827

4.8.2	Amendment No. 1 to Warrant by and between the Registrant and GE Capital Equity Investments, Inc., dated as of May 8, 2013		Form 8-K (Exhibit 10.2)	5/9/13	001-33827

4.9.1	Warrant issued to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.6)	2/16/12	001-33827

4.9.2	Amendment No. 1 to Warrant by and between the Registrant and Comerica Bank, dated as of May 8, 2013		Form 8-K (Exhibit 10.3)	5/9/13	001-33827

4.10	Form of Senior Indenture		Form S-3 (Exhibit 4.8)	5/19/15	333-204307

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.11	Form of Subordinated Indenture		Form S-3 (Exhibit 4.9)	5/19/15	333-204307

4.12	Registration Rights Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 4.1)	1/24/13	001-33827

4.13	Form of Prefunded Common Stock Purchase Warrant issued to the purchasers in the 2015 public offering		Form 8-K (Exhibit 4.1)	8/18/15	001-33827

4.14	Form of Common Stock Purchase Warrant issued to the purchasers in the 2015 public offering		Form 8-K (Exhibit 4.2)	8/18/15	001-33827

Lease Agreements

10.1	Second Amendment to Lease, Sublease, and Assignment, Assumption and Amendment of Sublease by and between the Registrant and 610 Lincoln LLC, dated as of May 19, 2009		Form S-1 (Exhibit 10.1)	1/29/10	333-164574

10.1.1	Lease by and between the Registrant and Waltham Winter Street 880 LP, dated June 10, 2013		Form 10-Q (Exhibit 10.6)	8/9/13	001-33827

10.2	Sublease Agreement by and between the Registrant and GPC Biotech, dated as of April 14, 2005, as amended		Form S-1 (Exhibit 10.2)	1/29/10	333-164574

Loan Agreements

10.3.1	Loan and Security Agreement by and among the Registrant, General Electric Capital Corporation as Agent, the Lenders and the Guarantors, dated as of February 10, 2012		Form 8-K (Exhibit 10.1)	2/16/12	001-33827

10.3.2	First Amendment to Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated May 8, 2013		Form 8-K (Exhibit 10.1)	5/9/13	001-33827

10.3.3	Second Amendment to Loan and Security Agreement by and between the Registrant and General Electric Capital Corporation, dated May 12, 2015		Form 8-K/A (Exhibit 10.4)	6/9/15	001-33827

10.4	Promissory Note issued by the Registrant to General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.2)	2/16/12	001-33827

10.5	Promissory Note issued by the Registrant to Comerica Bank, dated as of February 10, 2012		Form 8-K (Exhibit 10.3)	2/16/12	001-33827

10.6	Pledge Agreement by and between the Registrant and General Electric Capital Corporation, dated as of February 10, 2012		Form 8-K (Exhibit 10.4)	2/16/12	001-33827

Agreements with Respect to Collaborations, Licenses, Research and Development

10.7.1+	License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 11, 2009		Amendment No. 3 to Form S-1 (Exhibit 10.4)	8/31/10	333-164574

10.7.2+	First Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of February 3, 2010		Amendment No. 2 to Form S-1 (Exhibit 10.4.1)	3/12/10	333-164574

10.7.3+	Third Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of May 8, 2015		Form 10-Q/A (Exhibit 10.6)	8/17/15	001-33827

10.7.4#	Fourth Amendment to License and Distribution Agreement by and between the Registrant and Abbott Laboratories, dated as of November 24, 2015		Form 10-K (Exhibit 10.7.4)	4/4/16	001-33827

10.8.1+	Product License and Collaboration Agreement, Licensing Addendum No. 1 and Licensing Addendum No. 2 by and between the Registrant and ACS Biomarker B.V., dated as of May 4, 2007		Amendment No. 1 to Form S-1 (Exhibit 10.5)	2/12/10	333-164574

10.8.2+	Sublicense Agreement between the Registrant and ACS Biomarker B.V. dated July 11, 2012		Form 10-Q (Exhibit 10.2)	11/13/12	001-33827

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.9+	Strategic Agreement by and between the Registrant and Humana Inc., dated as of May 25, 2007, as amended May 12, 2008 and August 12, 2009		Amendment No. 1 to Form S-1 (Exhibit 10.6)	2/12/10	333-164574

10.10+	Participation Agreement by and between the Registrant and Philips Medical Systems Nederland B.V., dated as of December 22, 2006		Amendment No. 2 to Form S-1 (Exhibit 10.8)	3/12/10	333-164574

10.11.1+	Participation Agreement by and between the Registrant and AstraZeneca AB, dated as of November 24, 2006, as amended August 20, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.9)	3/12/10	333-164574

10.11.2+	Amendment to the Participation Agreement by and between the Registrant and AstraZeneca AB, dated November 23, 2010		Form 10-K (Exhibit 10.11.2)	3/30/12	001-33827

10.12.1+	Participation Agreement by and between the Registrant and Merck & Co., Inc., dated as of July 28, 2006, as amended October 10, 2006 and June 14, 2007		Amendment No. 2 to Form S-1 (Exhibit 10.10)	3/12/10	333-164574

10.12.2+	Amendment to the Participation Agreement by and between the Registrant and Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), dated as of May 28, 2010		Form 10-K (Exhibit 10.12.2)	3/30/12	001-33827

10.13+	Participation Agreement by and between the Registrant and Abbott Laboratories, dated as of March 28, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.11)	3/12/10	333-164574

10.14.1	Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of March 31, 2008		Amendment No. 2 to Form S-1 (Exhibit 10.12)	3/12/10	333-164574

10.14.2+	Amendment to the Participation Agreement by and between the Registrant and Takeda Pharmaceutical Company Limited, dated as of January 5, 2011		Form 10-K (Exhibit 10.14.2)	3/30/12	001-33827

10.15+	Supply Agreement by and between the Registrant and Corgenix Medical Corporation, dated as of March 20, 2009		Amendment No. 2 to Form S-1 (Exhibit 10.13)	3/12/10	333-164574

10.16+	License and Supply Agreement by and between the Registrant and Laboratory Corporation of America Holdings, dated as of May 13, 2010		Amendment No. 3 to Form S-1 (Exhibit 10.14)	8/31/10	333-164574

10.17+	License and Distribution Agreement by and between the Registrant and Inverness Medical Innovations, Inc. (predecessor to Alere Inc.), dated as of March 19, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.15)	11/8/10	333-164574

10.18+	License and Distribution Agreement by and between the Registrant and bioMérieux SA, dated as of May 29, 2010		Amendment No. 4 to Form S-1 (Exhibit 10.16)	11/8/10	333-164574

10.19+	License and Distribution Agreement by and between the Registrant and Siemens Healthcare Diagnostics Inc., dated as of December 14, 2010		Amendment No. 9 to Form S-1 (Exhibit 10.17)	2/3/11	333-164574

10.20+	Supply Agreement by and between the Registrant and Health Diagnostic Laboratory, Inc., dated as of March 15, 2011		Amendment No. 1 to Form 10-Q (Exhibit 10.1)	10/4/11	001-33827

Agreements with Executive Officers

10.21*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Pieter Muntendam, dated as of August 1, 2007		Form S-1 (Exhibit 10.11)	1/29/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.22*	Amended and Restated Change of Control Cash Severance Agreement by and between the Registrant and Neal Gordon, dated as of December 22, 2008		Form S-1 (Exhibit 10.12)	1/29/10	333-164574

10.23*	Amended and Restated Cash Severance Agreement by and between the Registrant and Aram Adourian, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.23)	11/8/10	333-164574

10.24*	Amended and Restated Cash Severance Agreement by and between the Registrant and Anastasia Rader, dated as of August 1, 2007		Amendment No. 4 to Form S-1 (Exhibit 10.24)	11/8/10	333-164574

10.25*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers		Amendment No. 3 to Form S-1 (Exhibit 10.21)	8/31/10	333-164574

10.26*	Severance Agreement and Release by and between the Registrant and William Densel, dated as of March 26, 2013		Form 10-Q (Exhibit 10.1)	5/10/13	001-33827

10.27*	Severance Agreement and Release by and between the Registrant and Neal Gordon, effective as of January 10, 2013		Form 10-K (Exhibit10.33)	3/18/13	001-33827

10.28*	Consulting Agreement by and between the Registrant and Neal Gordon, effective as of January 1, 2013		Form 10-K (Exhibit10.34)	3/18/13	001-33827

10.29*	Side Letter Agreement by and between the Registrant and Aram Adourian, effective as of October 4, 2012		Form 10-K (Exhibit10.35)	3/18/13	001-33827

10.30*	Separation and Release Agreement by and between the Registrant and Charles H. Abdalian, Jr., effective as of November 13, 2013		Form 10-K (Exhibit 10.30)	3/27/14	001-33827

10.31*	Salary Modification Agreement by and between the Registrant and Anastasia Rader, effective as of January 7, 2013		Form 10-K (Exhibit10.37)	3/18/13	001-33827

10.32*	Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013		Form 10-Q (Exhibit 10.4)	8/9/13	001-33827

10.32.1*	First Amendment to Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 14, 2014		Form 10-K (Exhibit 10.32.1)	3/31/15	001-33827

10.32.2*	Second Amendment to Employment Agreement by and between the Registrant and Paul Sohmer, M.D., dated January 1, 2015		Form 10-K (Exhibit 10.32.2)	3/31/15	001-33827

10.33*	Employment Agreement by and between the Registrant and Stephen P. Hall, dated November 13, 2013		Form 10-K (Exhibit 10.33)	3/27/14	001-33827

10.33.1*	First Amendment to Employment Agreement by and between the Registrant and Stephen P. Hall, dated January 1, 2015		Form 10-K (Exhibit 10.33.1)	3/31/15	001-33827

Equity Compensation Plans

10.34*	2001 Stock Option and Incentive Plan, as amended		Form S-1 (Exhibit 10.15)	1/29/10	333-164574

10.35*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.16)	1/29/10	333-164574

10.36*	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Incentive Plan		Form S-1 (Exhibit 10.17)	1/29/10	333-164574

10.37*	Non-Qualified Stock Option Agreement by and between the Registrant and Paul Sohmer, M.D., dated May 8, 2013		Form 10-Q (Exhibit 10.5)	8/9/13	001-33827

10.38*	2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.25)	8/31/10	333-164574

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.39*	Form of Stock Option Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.26)	8/31/10	333-164574

10.40*	Form of Restricted Stock Agreement under the 2010 Employee, Director and Consultant Stock Plan		Amendment No. 3 to Form S-1 (Exhibit 10.27)	8/31/10	333-164574

10.41*	2010 Employee Stock Purchase Plan		Amendment No. 3 to Form S-1 (Exhibit 10.28)	8/31/10	333-164574

10.42*	Amended and Restated Non-Employee Director Compensation Policy		Form 8-K (Exhibit 10.1)	11/20/15	001-33827

Agreements with Investors

10.43	Common Stock Purchase Agreement, dated as of January 24, 2013, by and between the Registrant and Aspire Capital Fund, LLC		Form 8-K (Exhibit 10.1)	1/24/13	001-33827

10.44	Securities Purchase Agreement by and between the Registrant and the purchasers named therein, dated May 12, 2015		Form 8-K/A (Exhibit 10.1)	6/9/15	001-33827

10.44.1	First Amendment to Securities Purchase Agreement by and between the Registrant and the purchasers named therein, dated July 14, 2015		Form 8-K (Exhibit 10.1)	7/15/15	001-33827

10.45	Security Agreement by and between the Registrant and the purchasers named therein, dated May 12, 2015.		Form 8-K/A (Exhibit 10.2)	6/9/15	001-33827

10.46	Subordination and Intercreditor Agreement by and between the Registrant, the purchasers named therein and General Electric Capital Corporation, dated May 12, 2015.		Form 8-K/A (Exhibit 10.3)	6/9/15	001-33827

Other Exhibits

21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/27/14	001-33827

31.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014, and 2013; (iv) Consolidated Statements Stockholders’ (Deficit) Equity for the Years Ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements.		Form 10-K (Exhibit 101)	4/4/16	001-33827

(*)	Management contract or compensatory plan or arrangement.
(+)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as applicable.
(#)	Confidential treatment has been requested for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BG Medicine, Inc.

By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
President and Chief Executive Officer

Date: April 29, 2016